Form 10-Q
period 2011-06-30
Oiltanking Partners, L.P.
filed 2011-08-19
CIK 1516007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 001-35230
Oiltanking Partners, L.P.
(Exact name of registrant as specified in its charter)

Delaware	45-0684578

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

15631 Jacintoport Blvd. Houston, TX	77015

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (281) 457-7900
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
     As of August 18, 2011, 19,449,901 common units and 19,449,901 subordinated units were outstanding.

PART I. FINANCIAL INFORMATION
Explanatory Note
     The information contained in this report relates to periods that ended prior to the completion of the initial public offering (“IPO”) of Oiltanking Partners, L.P. (“OILT”), and prior to the effective dates of the agreements discussed herein. Consequently, the unaudited condensed combined financial statements and related discussion of financial condition and results of operations contained in this report pertain to Oiltanking Houston, L.P. and Oiltanking Beaumont Partners, L.P. (combined, the “Predecessor” or the “Partnerships”), each of which was contributed to OILT in connection with the completion of the IPO. We have also provided unaudited condensed financial statements for OILT, which had transactions as of the date of this report.
     On July 13, 2011, OILT priced 10,000,000 common units in its IPO at a price of $21.50 per unit, and on July 14, 2011, OILT’s common units began trading on the New York Stock Exchange under the symbol “OILT.” On July 19, 2011, OILT closed its IPO of 11,500,000 common units, which included 1,500,000 common units issued in connection with the underwriters’ exercise of their over-allotment option. Unless the context otherwise requires, references in this report to the “Predecessor,” “Partnerships,” “we,” “our,” “us,” or like terms, when used in a historical context (periods prior to July 13, 2011), refer to Oiltanking Houston, L.P. and Oiltanking Beaumont Partners, L.P., our Predecessor for accounting purposes. References in this report to “Oiltanking Partners, L.P.,” “OILT,” “we,” “our,” “us,” or like terms, when used in the present tense or prospectively (after July 13, 2011), refer to Oiltanking Partners, L.P. and its subsidiaries. See Note 2 to the condensed combined financial statements for the Predecessor for information regarding the closing of the IPO.
     While management believes that the financial statements contained herein are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), we do not believe that these financial statements are necessarily indicative of the financial results that will be reported by OILT for periods subsequent to the formation and other transactions that resulted in the capitalization and start-up of OILT. The information contained in this report should be read in conjunction with the information contained in OILT’s prospectus dated July 13, 2011 included in its Registration Statement on Form S-1, as amended (SEC File No. 333-173199), for additional financial information regarding the pro forma financial results when reviewing the combined financial statements of the Predecessor contained herein.

Item 1.	Financial Statements
OILTANKING PARTNERS, L.P.
CONDENSED BALANCE SHEETS
(In thousands)
(Unaudited)

		(Inception)
	June 30,	March 14,
	2011	2011
Assets:
Other assets, net	$245	$—

Total assets	$245	$—

Liabilities and partners’ deficit:
Current liabilities:
Accounts payable, affiliates	$295	$—

Total liabilities	295	—

Commitments and contingencies

Partners’ deficit:
Limited partner’s interest	(48)	1
General partner’s interest	(1)	—

Receivables from partners	(1)	(1)

Total partners’ deficit	(50)	—

Total liabilities and partners’ deficit	$245	$—

The accompanying notes are an integral part of these condensed financial statements.

OILTANKING PARTNERS, L.P.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

		From Inception
	Three Months	(March 14, 2011)
	Ended	through
	June 30, 2011	June 30, 2011
Revenues	$—	$—

Costs and expenses:
Selling, general and administrative	34	34

Total costs and expenses	34	34

Operating loss	(34)	(34)

Other expense:
Interest expense	(16)	(16)

Total other expense	(16)	(16)

Net loss	$(50)	$(50)

The accompanying notes are an integral part of these condensed financial statements.

OILTANKING PARTNERS, L.P.
CONDENSED STATEMENT OF PARTNERS’ DEFICIT
(In thousands)
(Unaudited)

	Limited	General	Receivables
	Partner’s	Partner’s	From
	Interest	Interest	Partners	Total
Balance, March 14, 2011 (Inception)	$—	$—	$—	$—

Contribution from partners	1	—	(1)	—
Net loss	(49)	(1)	—	(50)

Balance, June 30, 2011	$(48)	$(1)	$(1)	$(50)

The accompanying notes are an integral part of these condensed financial statements.

OILTANKING PARTNERS, L.P.
CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

From Inception
(March 14, 2011)
through
June 30, 2011
Cash flows from operating activities:
Net loss	$(50)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	5
Changes in assets and liabilities:
Other assets, net	(250)
Accounts payable, affiliates	295

Net cash provided by operating activities	—

Net change in cash and cash equivalents	—
Cash and cash equivalents — At inception (March 14, 2011)	—

Cash and cash equivalents — End of period	$—

The accompanying notes are an integral part of these condensed financial statements.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS
     Oiltanking Partners, L.P. (“OILT”) is a Delaware limited partnership that was formed on March 14, 2011 to engage in the terminaling, storage and transportation of crude oil, refined petroleum products and liquefied petroleum gas.
     As of June 30, 2011, Oiltanking Holding Americas, Inc. (“OTA”) had committed to contribute $980 to OILT in exchange for a 98% limited partner interest and OTLP GP, LLC had committed to contribute $20 in exchange for a 2% general partner interest. These contributions receivable are reflected as a reduction to equity in accordance with generally accepted accounting principles. OTLP GP, LLC serves as the general partner of OILT.
2. INITIAL PUBLIC OFFERING OF OILTANKING PARTNERS, L.P.
     On March 31, 2011, a Registration Statement on Form S-1 was filed with the U.S. Securities and Exchange Commission (“SEC”) relating to a proposed underwritten initial public offering (“IPO”) of limited partnership interests in OILT. On July 13, 2011, OILT priced 10,000,000 common units in its IPO at a price of $21.50 per unit, and on July 14, 2011, OILT’s common units began trading on the New York Stock Exchange under the symbol “OILT.” On July 19, 2011, OILT closed its IPO of 11,500,000 common units, which included 1,500,000 common units issued pursuant to the underwriters’ exercise of their over-allotment option. The net proceeds from the IPO of approximately $231.2 million, after deducting the underwriting discount and the structuring fee, were used to: (i) repay intercompany indebtedness owed to Oiltanking Finance B.V., a wholly owned finance company of Oiltanking GmbH, in the amount of approximately $119.5 million, (ii) reimburse Oiltanking Finance B.V. for approximately $7.4 million of interest and fees incurred in connection with the repayment of such indebtedness, (iii) make distributions to OTA and its affiliates in the aggregate amount of $77.2 million, (iv) pay other estimated offering expenses of approximately $3.7 million and (v) provide OILT working capital of approximately $23.4 million. Of the $23.4 million, OILT invested $20.0 million with Oiltanking Finance B.V. under a short-term note receivable until the funds are needed for working capital purposes.
     In connection with the closing of the IPO, OTA and its affiliates contributed their interests in Oiltanking Houston, L.P. (“OTH”) and Oiltanking Beaumont Partners, L.P. (“OTB”) to OILT, and OILT issued an aggregate of 7,949,901 common units and 19,449,901 subordinated units representing limited partner interests in OILT to OTA and its affiliates, and issued incentive distribution rights to its general partner.
     Upon the closing of the IPO, the combined historical financial statements of OTH and OTB became the historical financial statements of OILT.
     On June 15, 2011, OILT entered into a two-year $50.0 million revolving line of credit agreement with Oiltanking Finance B.V., which was amended by Addendum No. 1, dated June 22, 2011 (the “Credit Agreement”). From time to time upon OILT’s written request and in the sole determination of Oiltanking Finance B.V., the revolving credit commitment can be increased up to an additional $75.0 million, for a maximum revolving credit commitment of $125.0 million. Borrowings bear interest at LIBOR plus a margin of 2.00% and any unused portion of the revolving line of credit is subject to a commitment fee of 0.50% per annum. The maturity date of the Credit Agreement is June 30, 2013. As of August 18, 2011, OILT had no outstanding borrowings under the Credit Agreement. OILT paid an arrangement fee of $0.3 million in connection with entering into the Credit Agreement, which was deferred and will be amortized over the life of the Credit Agreement. Amortization of these deferred financing costs are included in interest expense in the statement of operations.
     The Credit Agreement requires OILT to maintain certain Financial Parameters (as defined), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater, and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are defined in the Credit Agreement). As of August 18, 2011, OILT was in compliance with respect to all covenants contained in the Credit Agreement.

OILTANKING HOUSTON, L.P. AND OILTANKING BEAUMONT PARTNERS, L.P.
(WHOLLY OWNED SUBSIDIARIES OF OILTANKING HOLDING AMERICAS, INC.)
CONDENSED COMBINED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2011	2010
Assets:
Current assets:
Cash and cash equivalents	$2,853	$8,746
Receivables:
Trade	6,188	7,573
Affiliates	8,830	5,708
Refundable federal income taxes due from parent	—	2,964
Other	125	466
Note receivable, affiliate	15,903	12,903
Prepaid expenses and other	1,985	1,584
Deferred tax assets	142	349

Total current assets	36,026	40,293

Property, plant and equipment, net	264,984	265,616

Other assets	2,331	4,560

Total assets	$303,341	$310,469

Liabilities and partners’ capital:
Current liabilities:
Accounts payable and accrued expenses	$10,795	$16,940
Current maturities of long-term debt, affiliates	18,757	18,757
Accounts payable, affiliates	95	3,706
Federal income taxes due to parent	1,423	—

Total current liabilities	31,070	39,403

Long-term debt, affiliates, less current maturities	123,201	129,501
Deferred compensation	—	3,033
Accumulated postretirement benefit obligation	—	7,952
Deferred revenue	3,115	3,314
Deferred income taxes	27,400	23,217

Total liabilities	184,786	206,420

Commitments and contingencies

Partners’ capital:
Limited partners’ interest	117,370	104,595
General partners’ interest	1,185	1,056
Accumulated other comprehensive loss	—	(1,602)

Total partners’ capital	118,555	104,049

Total liabilities and partners’ capital	$303,341	$310,469

The accompanying notes are an integral part of these condensed combined financial statements.

OILTANKING HOUSTON, L.P. AND OILTANKING BEAUMONT PARTNERS, L.P.
(WHOLLY OWNED SUBSIDIARIES OF OILTANKING HOLDING AMERICAS, INC.)
CONDENSED COMBINED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$29,654	$28,729	$59,609	$56,471

Operating costs and expenses:
Operating	8,211	8,231	16,635	16,182
Depreciation and amortization	4,077	3,836	7,952	7,640
Selling, general and administrative	4,559	4,296	9,351	8,392
(Gain) loss on disposal of fixed assets	—	(12)	544	(25)
Gain on property casualty indemnification	—	—	(247)	(3,701)

Total operating costs and expenses	16,847	16,351	34,235	28,488

Operating income	12,807	12,378	25,374	27,983

Other income (expense):
Interest expense	(2,309)	(2,390)	(4,588)	(4,869)
Interest income	9	6	24	9
Other income (expense)	45	(180)	141	(28)

Total other expense, net	(2,255)	(2,564)	(4,423)	(4,888)

Income before income tax expense	10,552	9,814	20,951	23,095

Income tax expense	2,936	2,575	5,715	5,017

Net income	7,616	7,239	15,236	18,078

Postretirement benefit plan adjustment, net of $43, $13, $33 and $33 tax benefit, respectively	(80)	(25)	(62)	(62)

Total comprehensive income	$7,536	$7,214	$15,174	$18,016

The accompanying notes are an integral part of these condensed combined financial statements.

OILTANKING HOUSTON, L.P. AND OILTANKING BEAUMONT PARTNERS, L.P.
(WHOLLY OWNED SUBSIDIARIES OF OILTANKING HOLDING AMERICAS, INC.)
CONDENSED COMBINED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

			Accumulated
	Limited	General	Other
	Partners’	Partners’	Comprehensive
	Interest	Interest	Loss	Total
Balance, December 31, 2010	$104,595	$1,056	$(1,602)	$104,049

Postretirement benefit plan adjustment, net of $33 tax benefit	—	—	(62)	(62)
Net distribution of assets and liabilities to partners	(2,309)	(23)	1,664	(668)
Net income	15,084	152	—	15,236

Balance, June 30, 2011	$117,370	$1,185	$—	$118,555

The accompanying notes are an integral part of these condensed combined financial statements.

OILTANKING HOUSTON, L.P. AND OILTANKING BEAUMONT PARTNERS, L.P.
(WHOLLY OWNED SUBSIDIARIES OF OILTANKING HOLDING AMERICAS, INC.)
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$15,236	$18,078

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,952	7,640
Deferred income taxes	(108)	622
Postretirement net periodic benefit cost	695	761
Unrealized (gain) loss on investment in mutual funds	(96)	168
Increase in cash surrender value of life insurance policies	(42)	(21)
(Gain) loss on disposal of fixed assets	544	(25)
Gain on property casualty indemnification	(247)	(3,701)
Changes in assets and liabilities:
Trade and other receivables	1,356	806
Refundable income taxes	4,387	4,047
Prepaid expenses and other assets	(210)	(809)
Accounts receivable/payable, affiliates	(4,733)	5,389
Accounts payable and accrued expenses	(6,108)	(3,824)
Deferred compensation	453	(654)
Deferred revenue	284	1,846

Total adjustments from operating activities	4,127	12,245

Net cash provided by operating activities	19,363	30,323

Cash flows from investing activities:
Issuance of notes receivable	(3,000)	(32,500)
Collections of notes receivable	—	8,000
Payments for purchase of property, plant and equipment	(12,248)	(5,535)
Proceeds from sale of property, plant and equipment	14	47
Payment for disposal of assets	(544)	—
Proceeds from property casualty indemnification	617	5,000
Proceeds from surrender of life insurance policies	—	2,525
Payments for purchase of mutual funds	—	(2,525)
Investment in life insurance policies	(1,378)	—
Proceeds from sale of mutual funds	1,378	—

Net cash used in investing activities	(15,161)	(24,988)

Cash flows from financing activities:
Borrowings under notes payable, affiliates	—	4,000
Payments under notes payable, affiliates	(6,300)	(12,978)
Payment of offering costs	(1,795)	—
Distributions paid to partners	(2,000)	—

Net cash used in financing activities	(10,095)	(8,978)

Net decrease in cash and cash equivalents	(5,893)	(3,643)
Cash and cash equivalents — Beginning of period	8,746	5,856

Cash and cash equivalents — End of period	$2,853	$2,213

The accompanying notes are an integral part of these condensed combined financial statements.

OILTANKING HOUSTON, L.P. AND OILTANKING BEAUMONT PARTNERS, L.P.
(WHOLLY OWNED SUBSIDIARIES OF OILTANKING HOLDING AMERICAS, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND BASIS OF PRESENTATION
     Organization
     Oiltanking Houston, L.P. (“OTH”) and Oiltanking Beaumont Partners, L.P. (“OTB”) (combined, the “Partnerships”) own and operate storage and terminaling assets located along the upper Gulf Coast of the United States on the Houston Ship Channel and in Beaumont, Texas. The Partnerships are engaged primarily in the storage, terminaling and transportation of crude oil, refined petroleum products and liquefied petroleum gas in the Houston and Beaumont, Texas areas. Through July 12, 2011, OTH and OTB were wholly owned subsidiaries of Oiltanking Holding Americas, Inc. (“OTA”). OTA is a wholly owned subsidiary of Oiltanking GmbH. Oiltanking GmbH and its subsidiaries, other than OILT, are collectively referred to herein as the “Oiltanking Group.” Oiltanking Partners, L.P. (“OILT”), a Delaware limited partnership formed in March 2011, completed its initial public offering (“IPO”), and OTA contributed all of its equity interests in OTH and OTB to OILT on July 19, 2011, as discussed further in Note 2.
     Basis of Presentation
     The accompanying condensed financial statements and related notes present the accounts of the Partnerships on a combined basis. The Partnerships are the accounting predecessor of OILT. These accompanying condensed combined financial statements have been prepared from the separate financial records maintained by the Partnerships and may not necessarily be indicative of the actual results of operations that might have occurred if OILT had operated separately during those periods. In addition, the effects of the IPO, certain related asset and liability transfers and debt transactions occurring in July 2011 are not reflected in these condensed combined financial statements.
     The combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant transactions and balances between OTH and OTB have been eliminated in combination.
     The accompanying condensed consolidated interim financial statements should be read in conjunction with OILT’s prospectus dated July 13, 2011 (the “Prospectus”) included in its Registration Statement on Form S-1, as amended (SEC File No. 333-173199). Certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with the Partnerships’ audited financial statements for the year ended December 31, 2010, which are included in the Prospectus. In the opinion of management, these financial statements, which have been prepared pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”) and GAAP for interim financial reporting, reflect all adjustments, which consisted only of normal recurring adjustments, necessary to state fairly the results for the interim periods. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of those for a full year.
     The preparation of the Partnerships’ financial statements in conformity with GAAP requires management to use estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Partnerships base their estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes. While the Partnerships believe that the estimates and assumptions used in the preparation of the condensed combined financial statements are appropriate, actual results could differ from those estimates.

OILTANKING HOUSTON, L.P. AND OILTANKING BEAUMONT PARTNERS, L.P.
(WHOLLY OWNED SUBSIDIARIES OF OILTANKING HOLDING AMERICAS, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Partners’ capital for OTH and OTB is as follows at the dates indicated (in thousands):

	June 30, 2011			December 31, 2010
	OTB	OTH	Total	OTH	OTB	Total
Limited partners’ interest	$61,270	$56,100	$117,370	$55,993	$48,602	$104,595
General partner’s interest	619	566	1,185	566	490	1,056
Accumulated other comprehensive loss	—	—	—	—	(1,602)	(1,602)

Partners’ capital	$61,889	$56,666	$118,555	$56,559	$47,490	$104,049

2. INITIAL PUBLIC OFFERING OF OILTANKING PARTNERS, L.P.
     On July 13, 2011, OILT priced 10,000,000 common units in its IPO at a price of $21.50 per unit, and on July 14, 2011, OILT’s common units began trading on the New York Stock Exchange under the symbol “OILT.” On July 19, 2011, OILT closed its IPO of 11,500,000 common units, which included 1,500,000 common units issued pursuant to the underwriters’ exercise of their over-allotment option. The net proceeds from the IPO of approximately $231.2 million, after deducting the underwriting discount and the structuring fee, were used to: (i) repay intercompany indebtedness owed to Oiltanking Finance B.V., a wholly owned finance company of Oiltanking GmbH, in the amount of approximately $119.5 million, (ii) reimburse Oiltanking Finance B.V. for approximately $7.4 million of interest and fees incurred in connection with the repayment of such indebtedness, (iii) make distributions to OTA and its affiliates in the aggregate amount of $77.2 million, (iv) pay other estimated offering expenses of approximately $3.7 million and (v) provide OILT working capital of approximately $23.4 million. Of the $23.4 million, OILT invested $20.0 million with Oiltanking Finance B.V. under a short-term note receivable until the funds are needed for working capital purposes.
     In connection with the closing of the IPO, OTA and its affiliates contributed their interests in OTH and OTB to OILT, and OILT issued an aggregate of 7,949,901 common units and 19,449,901 subordinated units representing limited partner interests in OILT to OTA and its affiliates, and issued incentive distribution rights to its general partner.
     In connection with the IPO, certain assets and liabilities of the Partnerships were distributed to OTA. The Partnerships historically have sponsored a non-pension postretirement benefit plan for the employees of all entities owned by OTA and a deferred compensation plan for certain employees of the Partnerships (see Notes 10 and 12). In connection with the anticipated IPO, on June 1, 2011, the postretirement benefit and deferred compensation plans and obligations were distributed to and assumed by OTA, and certain assets to be used to fund the deferred compensation plan obligations were distributed to OTA. In addition, effective June 1, 2011, OTA became the sponsor of the Partnerships’ self-insurance program and 401(k) retirement plan (see Notes 10 and 12). The Partnerships also made non-cash distributions to OTA, consisting of certain land parcels and an office building. Net deferred tax assets related to these assets and liabilities were also distributed to OTA. See Note 13 for a detailed listing of the amounts distributed to OTA in June 2011. In July 2011, the Partnerships also distributed $2.6 million of cash, $5.5 million of accounts receivable, $15.9 million of notes receivable, affiliates and $0.8 million of property, plant and equipment to OTA.
     On June 15, 2011, OILT entered into a two-year $50.0 million revolving line of credit agreement with Oiltanking Finance B.V., which was amended by Addendum No. 1, dated June 22, 2011 (the “Credit Agreement”). From time to time upon OILT’s written request and in the sole determination of Oiltanking Finance B.V., the revolving credit commitment can be increased up to an additional $75.0 million, for a maximum revolving credit commitment of $125.0 million. Borrowings bear interest at LIBOR plus a margin of 2.00% and any unused portion of the revolving line of credit is subject to a commitment fee of 0.50% per annum. The maturity date of the Credit Agreement is June 30, 2013. As of August 18, 2011, OILT had no outstanding borrowings under the Credit Agreement. OILT paid an arrangement fee of $0.3 million in connection with entering into the Credit Agreement, which was deferred and will be amortized over the life of the Credit Agreement.

OILTANKING HOUSTON, L.P. AND OILTANKING BEAUMONT PARTNERS, L.P.
(WHOLLY OWNED SUBSIDIARIES OF OILTANKING HOLDING AMERICAS, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The Credit Agreement requires OILT to maintain certain Financial Parameters (as defined), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater, and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are defined in the Credit Agreement). As of August 18, 2011, OILT was in compliance with respect to all covenants contained in the Credit Agreement.
     Agreements with Affiliates
     Services Agreement. On July 19, 2011, in connection with the closing of the IPO, OILT entered into a Services Agreement (the “Services Agreement”) with its general partner and Oiltanking North America, LLC (“OTNA”) pursuant to which OTNA agreed to provide OILT and its subsidiaries certain specified selling, general and administrative services necessary to operate and manage its business. OILT and its subsidiaries agreed to reimburse OTNA for all reasonable costs and expenses incurred in connection with such services, subject to a maximum annual reimbursement obligation of $17.0 million. OILT also agreed to reimburse OTNA for all expenses it incurs as a result of OILT’s becoming a publicly traded partnership, and all expenses that it incurs with respect to insurance coverage for OILT’s business, with such reimbursement obligations not subject to any cap.
     The initial term of the Services Agreement is 10 years, and it will automatically renew for additional 12-month periods following the expiration of the initial term unless and until either OILT or OTNA provides 180 days written notice of its intention to terminate the agreement. During this time, the $17.0 million cap to which OILT’s and its subsidiaries’ reimbursement obligations related to selling, general and administrative expenses are subject, will be adjusted upwards as necessary each year to account for inflation as measured by the consumer price index. In addition, with the approval of the Conflicts Committee of the Board of Directors of the general partner of OILT, the reimbursement cap may be adjusted to account for growth in OILT’s business or asset base.
     Omnibus Agreement. On July 19, 2011, in connection with the closing of the IPO, OILT entered into an Omnibus Agreement (the “Omnibus Agreement”) with its general partner and OTA, pursuant to which OTA agreed to provide OILT with a license to use the name “Oiltanking” and related marks in connection with its business at no cost to OILT.
     The Omnibus Agreement also provides for certain indemnification obligations between OILT and OTA with respect to the assets which were contributed to OILT by OTA in connection with the closing of the IPO. OTA’s indemnification obligations to OILT include the following: (i) for a period of three years after the closing of the IPO, OTA will indemnify OILT for environmental losses arising out of any event or circumstance associated with the operation of OILT’s assets prior to the closing of the IPO of up to $15.0 million in the aggregate, provided that OTA will only be liable to provide indemnification for losses to the extent that the aggregate dollar amount of losses suffered by OILT exceeds $0.5 million in any calendar year; (ii) until 60 days after the applicable statute of limitations, any of OILT’s federal, state and local income tax liabilities attributable to the ownership and operation of OILT’s assets and the assets of OILT’s subsidiaries prior to the closing of the IPO; (iii) for a period of three years after the closing of the IPO, the failure to have all necessary consents and governmental permits necessary for OILT to operate its assets in substantially the same manner in which they were used and operated immediately prior to the closing of the IPO; and (iv) for a period of three years after the closing of the IPO, OILT’s failure to have valid and indefeasible easement rights, rights-of-way, leasehold and/or fee ownership interest in the lands where OILT’s assets are located if such failure prevents OILT from using or operating its assets in substantially the same manner as they were operated immediately prior to the closing of the IPO. The Omnibus Agreement will generally remain in effect so long as OTA controls the general partner of OILT, or unless mutually terminated by the parties.
3. RELATED PARTY TRANSACTIONS
     During the periods presented, the Partnerships were wholly owned subsidiaries of OTA and engaged in certain transactions with other OTA subsidiaries, as well as other companies that are related by common ownership. Transactions include providing storage and ancillary services, as well as certain centralized administrative services including, among others, rental of administrative and operations office facilities, human resources, information

OILTANKING HOUSTON, L.P. AND OILTANKING BEAUMONT PARTNERS, L.P.
(WHOLLY OWNED SUBSIDIARIES OF OILTANKING HOLDING AMERICAS, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
technology, engineering, environmental and regulatory, treasury and certain financial services. Amounts earned for storage and ancillary services are classified as revenues. Amounts associated with the other administrative services discussed above are classified as a reduction of selling, general and administrative expense. Effective July 19, 2011, these administrative services will be provided by OTA under the Services Agreement. Total revenues earned for these related party services were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Storage and ancillary service fees	$771	$819	$1,523	$1,556
Other revenues	761	613	1,504	1,144

Total related party revenues	$1,532	$1,432	$3,027	$2,700

     During the periods presented, the Partnerships paid fees to Oiltanking GmbH for various general and administrative services, which included, among others, risk management, environmental compliance, legal consulting, information technology, engineering, centralized cash management and certain treasury and financial services. Oiltanking GmbH allocated these costs to the Partnerships using several factors, such as the Partnerships’ tank capacity and total volumes handled. In management’s estimation, the costs charged for these services approximate the amounts that would have been incurred for similar services purchased from third parties or provided by the Partnerships’ own employees. The following table summarizes related party costs and expenses, interest income and interest expense that are reflected in the accompanying condensed combined statements of income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating	$299	$—	$299	$—
Selling, general and administrative	1,628	1,146	2,710	2,224
Interest income	9	24	24	27
Interest expense (net of amounts capitalized)	2,303	2,382	4,576	4,853
     Effective June 1, 2011, in anticipation of the IPO, all of the Partnerships’ employees were transferred to OTA. During June 2011, OTA employees conducted all of the Partnerships’ business, and OTA charged the Partnerships $0.9 million for these services. This amount is included in operating and selling, general and administrative expenses in the three and six month periods ended June 30, 2011 in the table above. Effective July 19, 2011, these services will be provided for and will be reimbursable under the Services Agreement.
     From time to time, the Partnerships invest cash with Oiltanking Finance B.V. in short-term notes receivable. At June 30, 2011 and December 31, 2010, the Partnerships have short-term notes receivables of $15.9 million and $12.9 million, respectively, from Oiltanking Finance B.V., bearing interest at 0.10% and 0.34%, respectively.
     Notes payable to Oiltanking Finance B.V., both current and long-term portions, at June 30, 2011 and December 31, 2010 were $142.0 million and $148.3 million, respectively (see Note 9).
     See Note 2 for a discussion of OILT’s entry into the Services Agreement and Omnibus Agreement.

OILTANKING HOUSTON, L.P. AND OILTANKING BEAUMONT PARTNERS, L.P.
(WHOLLY OWNED SUBSIDIARIES OF OILTANKING HOLDING AMERICAS, INC.)
NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
4. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consist of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2011	2010
Land	$9,125	$12,483
Office facilities	31,458	32,321
Production facilities	391,333	391,163
Rights-of-way	30	30
Construction in progress	14,056	5,048

Total property, plant and equipment	446,002	441,045
Less: accumulated depreciation	(181,018)	(175,429)

Total property, plant and equipment, net	$264,984	$265,616

     Depreciation expense was $4.1 million and $3.8 million for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, depreciation expense was $8.0 million and $7.6 million, respectively.
     During the six months ended June 30, 2010, the Partnerships recognized a gain of $3.7 million from insurance recoveries resulting from property damages which occurred in 2008 at a dock in Beaumont. During the six months ended June 30, 2011, the Partnerships collected and recognized an additional $0.2 million gain.
5. OTHER ASSETS
     Other assets consist of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2011	2010
Capitalized offering costs	$1,995	$—
Investments in mutual funds	—	2,649
Cash surrender value of life insurance policies	—	1,224
Other	336	687

Total other assets	$2,331	$4,560

OILTANKING HOUSTON, L.P. AND OILTANKING BEAUMONT PARTNERS, L.P.
(WHOLLY OWNED SUBSIDIARIES OF OILTANKING HOLDING AMERICAS, INC.)
NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     Accounts payable and accrued expenses consist of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2011	2010
Accounts payable, trade	$3,133	$3,791
Accrued salaries and benefits	1,189	4,553
Accrued property taxes	2,695	5,289
Related party interest and commitment fees payable	992	967
Related party administrative fees payable	681	834
Accrued offering costs	200	—
Deferred compensation	—	637
Deferred revenue	852	378
Other	1,053	491

Total accounts payable and accrued expenses	$10,795	$16,940

7. DEFERRED REVENUE
     During 2007, the Partnerships entered into a modification of a lease as a lessor and received a one-time upfront rental payment of $2.5 million, which is being amortized on a straight-line basis over the term of the lease, approximately sixteen years. At June 30, 2011 and December 31, 2010, deferred rental revenue was $1.9 million and $1.9 million, respectively, of which $0.2 million and $0.2 million, respectively, was current and included in accrued expenses. Annual rental payments are not significant.
     During 2010, the Partnerships entered into a modification of a revenue agreement and received a one-time payment of $2.0 million, which is being amortized on a straight-line basis over the remaining term of the agreement, approximately nine years. At June 30, 2011 and December 31, 2010, deferred revenue was $1.7 million and $1.8 million, respectively, of which $0.2 million and $0.2 million, respectively, was current and included in accrued expenses.
     In addition to the above items, the Partnerships have an additional $0.5 million of current deferred revenue related to an advance billing received from a customer related to a contract.
8. INCOME TAXES
     For periods prior to the IPO, no provision for U.S. federal income taxes has been made in the Partnerships’ combined financial statements related to the operations of OTB, as OTB has been treated as a partnership not subject to federal income tax and the tax effects of OTB’s operations were included in the consolidated federal income tax return of OTA. OTH also was included in the consolidated federal income tax return of OTA, but OTH historically has elected to be taxed as a corporation, and the amounts included in income tax expense were calculated as if OTH had filed a separate tax return utilizing a statutory rate of 35%. Deferred income taxes resulted from temporary differences between the income tax basis of the assets and liabilities and the amounts reported in OTH’s financial statements.
     Prior to the IPO, OTH elected to be treated as a disregarded entity for U.S federal income tax purposes. Due to OILT’s status as a partnership, OILT and its subsidiaries, including OTH and OTB, will not be subject to U.S. federal or state income taxes, with the exception of Texas margin tax.

OILTANKING HOUSTON, L.P. AND OILTANKING BEAUMONT PARTNERS, L.P.
(WHOLLY OWNED SUBSIDIARIES OF OILTANKING HOLDING AMERICAS, INC.)
NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
     Total income tax expense differed from the amounts computed by applying the tax rate to income before income tax expense as a result of the following for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Income from operations before income tax expense	$10,552	$9,814	$20,951	$23,095
U.S. Federal corporate statutory rate	35%	35%	35%	35%

Expected income tax expense	3,693	3,435	7,333	8,083
OTB income not subject to income tax	(757)	(874)	(1,664)	(3,129)
Texas margin tax, net of federal income tax benefit	—	14	46	63

Total income tax expense	$2,936	$2,575	$5,715	$5,017

9. DEBT
     During 2003, the Oiltanking Group enacted a policy of centrally financing the expansion and growth of their global holdings of terminaling subsidiaries and in 2008, established Oiltanking Finance B.V., a wholly owned finance company of Oiltanking GmbH located in Amsterdam, The Netherlands. Oiltanking Finance B.V. serves as the global bank for the Oiltanking Group’s terminal holdings, including the Partnerships, and arranges loans and notes at market rates and terms for approved terminal construction projects.
     Notes payable, affiliates consist of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2011	2010
5.93% Note due 2014	$11,000	$12,800
6.81% Note due 2015	10,000	11,200
5.96% Note due 2017	11,500	12,500
6.63% Note due 2018	2,858	2,858
6.63% Note due 2018	15,000	15,000
6.88% Note due 2018	6,000	6,000
4.90% Note due 2018	22,500	24,000
4.90% Note due 2018	24,000	24,000
7.59% Note due 2018	4,000	4,000
6.78% Note due 2019	8,100	8,100
6.35% Note due 2019	12,600	12,600
7.45% Note due 2019	6,800	7,200
7.02% Note due 2020	7,600	8,000

Total debt	141,958	148,258
Less current portion	(18,757)	(18,757)

Total long-term debt, affiliates	$123,201	$129,501

     Historically, OTH and OTB have had separate debt agreements. Certain of the debt agreements with Oiltanking Finance B.V. contain loan covenants that required OTH and OTB to maintain certain debt, leverage and equity ratios and prohibited these entities from pledging their assets to third parties or incurring any indebtedness other than from Oiltanking Finance B.V. without their consent. At June 30, 2011 and December 31, 2010, both OTH and OTB were in compliance with all covenants under their respective debt agreements. At June 30, 2011, the covenants restricted OTB from declaring distributions in excess of $26.5 million.

OILTANKING HOUSTON, L.P. AND OILTANKING BEAUMONT PARTNERS, L.P.
(WHOLLY OWNED SUBSIDIARIES OF OILTANKING HOLDING AMERICAS, INC.)
NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
     In connection with the IPO, OILT repaid intercompany indebtedness owed to Oiltanking Finance B.V. in the amount of approximately $119.5 million, and reimbursed Oiltanking Finance B.V. for approximately $7.4 million of interest and fees incurred in connection with the repayment of such indebtedness. After the IPO, the 6.78% Notes, the 7.45% Notes and the 7.02% Notes remained outstanding.
     See Note 2 for a discussion of OILT’s entry into the Credit Agreement.
10. EMPLOYEE BENEFITS
     401(K) Retirement Plan
     The Partnerships sponsor a retirement plan which is available to all employees who have six months of continuous service and covers all employees of OTA. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA) and is qualified under Section 401(k) of the Internal Revenue Code. The contributions to the plan, as determined by management, are discretionary but may not exceed the maximum amount deductible under the applicable provisions of the Internal Revenue Code. The Partnerships make contributions into the plan on behalf of all OTA subsidiaries and are then reimbursed by the related subsidiary. The Partnerships’ contributions to the retirement plan, net of amounts charged to other OTA entities, were $0.3 million and $0.3 million for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, the Partnerships’ contributions to the retirement plan, net of amounts charged to other OTA entities, were $0.6 million and $0.5 million, respectively. Effective June 1, 2011, in anticipation of the IPO, the Partnerships’ employees were transferred to OTA, and OTA became the sponsor of the 401(k) retirement plan.
     Deferred Compensation Plan
     Effective August 15, 1994, the Partnerships adopted a special non-qualified deferred compensation plan for the purpose of providing deferred compensation to certain employees. The plan provides for elective salary deferrals by participants and discretionary contributions by the Partnerships as defined by the plan. The Partnerships recognized $0.05 million and $0.05 million of accrued compensation to participants for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, the Partnerships recognized $0.1 million and $0.1 million of accrued compensation to participants, respectively. Payments of accrued compensation for the three months ended June 30, 2011 and 2010 totaled $0 and $0.1 million, respectively. For the six months ended June 30, 2011 and 2010, payments of accrued compensation totaled $0.2 million and $0.3 million, respectively. Employee deferrals for the three months ended June 30, 2011 and 2010 totaled $0.1 million and less than $0.05 million, respectively. For the six months ended June 30, 2011 and 2010, employee deferrals totaled $0.4 million and $0.2 million, respectively.
     The Partnerships purchased life insurance policies on certain of the Partnerships’ employees and invested in mutual funds to assist in funding the deferred compensation liability. To date, all payments of accrued compensation to participants have been funded by the Partnerships’ operating cash flows. At December 31, 2010, the cash surrender value of the life insurance policies and the fair value of the mutual fund assets totaled $3.9 million. At December 31, 2010, the deferred compensation liability totaled $3.7 million, of which $0.6 million was classified as current based on the expected payments for the upcoming year. The deferred compensation liability was determined by hypothetical investment accounts based on actual mutual funds or money market funds selected by each participant. On June 1, 2011, in anticipation of the IPO, the deferred compensation plan obligations, related insurance policies and mutual funds, along with the Partnerships’ employees, were transferred to OTA.

OILTANKING HOUSTON, L.P. AND OILTANKING BEAUMONT PARTNERS, L.P.
(WHOLLY OWNED SUBSIDIARIES OF OILTANKING HOLDING AMERICAS, INC.)
NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
11. FAIR VALUE MEASUREMENTS
     The Partnerships record certain investment securities at fair value. Fair value is determined based on the price that would be received for an asset or paid to transfer a liability in the most advantageous market, utilizing a hierarchy of three different valuation techniques:
     Level 1: Quoted market prices for identical instruments in active markets;
     Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs, or significant value drivers, are observable; and
     Level 3: Prices reflecting the Partnerships’ own assumptions concerning unobservable inputs to a valuation model. The Partnerships do not have any financial assets that are measured at fair value using Level 3 inputs.
     The following table summarizes the Partnerships’ financial assets that are measured at fair value. The Partnerships did not have any nonfinancial assets or nonfinancial liabilities which required remeasurement at fair value as of the dates indicated (in thousands):

	June 30, 2011		December 31, 2010
		Significant		Significant
	Quoted Prices	Other	Quoted Prices	Other
	in Active	Observable	in Active	Observable
	Markets	Inputs	Markets	Inputs
	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Cash surrender value of life	$—	$—	$—	$1,224
insurance policies (1)
Investments in mutual funds (1)	—	—	2,649	—

Fair value	$—	$—	$2,649	$1,224

(1)	On June 1, 2011, in anticipation of the IPO, the deferred compensation plan obligations along with the Partnerships’ employees were transferred to OTA. As a result, all assets related to this plan were also transferred to OTA.
12. MEDICAL INSURANCE AND POSTRETIREMENT BENEFIT OBLIGATIONS
     The Partnerships sponsor a self-insurance program for medical and dental insurance administered by a third party, which covers all employees of the Partnerships. The total expense and obligations to the administrator is a result of administrative fees, premiums and actual incidence of claims. Under the program, the Partnerships are responsible for predetermined limit of claims per participant per year, or a maximum of $3.0 million to $4.0 million in the aggregate per year, in accordance with the plan agreements. Claims exceeding these amounts are covered by an insurance policy. Effective June 1, 2011, the Partnerships’ employees were transferred to OTA, and OTA became the sponsor of the self-insurance program.
     Effective June 1, 2004, OTH established a non-pension postretirement benefit plan. The plan is designed to provide healthcare coverage, upon retirement, to the employees of OTA who meet the age and service requirements. The health plan is contributory, with participants’ contributions adjusted annually. OTH is required to disclose the funded status of the defined benefit postretirement health plan as a prepaid asset or an accrued liability and to recognize the net deferred and unrecognized gains and losses, net of tax, as part of accumulated other comprehensive income within partners’ capital. OTH used a December 31 measurement date for the plan. Effective June 1, 2011, OTA became the sponsor of the postretirement benefit plan, and the Partnerships’ obligations under this plan along with the Partnerships’ employees were transferred to OTA.

OILTANKING HOUSTON, L.P. AND OILTANKING BEAUMONT PARTNERS, L.P.
(WHOLLY OWNED SUBSIDIARIES OF OILTANKING HOLDING AMERICAS, INC.)
NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
     The following table presents the Partnerships’ net periodic benefit costs for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost	$147	$320	$447	$549
Interest cost	76	78	190	157
Amortization of unrecognized amounts:
Prior service cost	18	28	47	55
Net actuarial loss	11	—	11	—

Net periodic benefit costs	$252	$426	$695	$761

13. SUPPLEMENTAL CASH FLOW INFORMATION
     Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2011	2010
Cash paid for interest (net of capitalized interest)	$4,430	$4,671
Cash taxes paid	1,366	200
Interest costs capitalized	93	12

Non-cash transactions: (1)
Distribution of certain land parcels and office building to OTA	$5,075	$—
Transfer of postretirement plan obligation to OTA (including $2.6 million of associated accumulated other comprehensive loss)	(8,824)	—
Transfer of deferred compensation plan obligations to OTA	(4,124)	—
Transfer of deferred compensation plan assets to OTA	4,010	—
Net deferred tax assets related to asset and liabilities transferred to OTA	4,531	—

(1)	In June 2011, in connection with the anticipated IPO, the Partnerships made non-cash distributions to OTA, consisting of certain land parcels and an office building. Also, the postretirement benefit and deferred compensation plans and obligations and certain assets to be used to fund the deferred compensation plan obligations were transferred to OTA. In addition, related net deferred tax assets were transferred to OTA.
     During the six months ended June 30, 2011 and 2010, the Partnerships paid distributions to OTA of $2.0 million and $10.0 million, respectively. The $2.0 million distribution, which was paid in January 2011, was declared during December 2010 and was included in accounts payable, affiliates at December 31, 2010. The $10.0 million distribution was settled by reducing a short-term note receivable due from Oiltanking Finance B.V.

OILTANKING HOUSTON, L.P. AND OILTANKING BEAUMONT PARTNERS, L.P.
(WHOLLY OWNED SUBSIDIARIES OF OILTANKING HOLDING AMERICAS, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
14. SEGMENT REPORTING
     The Partnerships derive their net revenues from two operating segments — OTH and OTB. The two operating segments have been aggregated into one reportable segment because they have similar long-term economic characteristics, types and classes of customers and provide similar services.
     Revenues by product are as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Storage service fees	$22,668	$21,898	$44,551	$43,254
Throughput fees	5,706	5,150	12,299	10,308
Ancillary service fees	1,280	1,681	2,759	2,909

Total revenues	$29,654	$28,729	$59,609	$56,471

15. CONTINGENCIES
     Litigation
     From time to time, the Partnerships may become a party to certain claims or legal complaints arising in the ordinary course of business. In the opinion of management, the ultimate resolution of the potential or existing claims and complaints will not have a material adverse effect on the Partnerships’ financial position, results of operations or cash flows.
     Environmental Liabilities
     We may experience releases of crude oil, petroleum products and fuels, liquid petroleum gas or other contaminants into the environment, or discover past releases that were previously unidentified. Although we maintain an inspection program designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to any such environmental releases from our assets may affect our business. As of June 30, 2011 and December 31, 2010, we have not identified any environmental obligations that would require accrual in our combined financial statements.
     Other
     Our liquid storage and transport systems may experience damage as a result of an accident, natural disaster or terrorist activity. These hazards can cause personal injury and loss of life, severe damage to and destruction of property, and equipment, pollution or environmental damage and suspension of operations. We maintain insurance of various types that we consider adequate to cover our operations and properties. The insurance covers our assets in amounts considered reasonable. The insurance policies are subject to deductibles that we consider reasonable and not excessive. Our insurance does not cover every potential risk associated with operating our facilities, including the potential loss of significant revenues.
     The occurrence of a significant event not fully insured, indemnified or reserved against, or the failure of a party to meet its indemnification obligations, could materially and adversely affect our operations and financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following information should be read in conjunction with our unaudited condensed combined financial statements and accompanying notes included in this report. The following information and such unaudited condensed combined financial statements should also be read in conjunction with the combined financial statements and related notes, together with our discussion and analysis of financial condition and results of operations, included in our final prospectus dated July 13, 2011 (the “Prospectus”) included in our Registration Statement on Form S-1, as amended (SEC File No. 333-173199).
     Our combined financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
Cautionary Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains certain “forward-looking statements.” Forward-looking statements provide our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. Forward-looking statements can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.
     Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include but are not limited to: (i) changes in general economic conditions; (ii) competitive conditions in our industry; (iii) changes in the long-term supply and demand of crude oil, refined petroleum products and liquefied petroleum gas in the markets in which we operate; (iv) actions taken by our customers, competitors and third party operators; (v) changes in the availability and cost of capital; (vi) operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control; (vii) the effects of existing and future laws and governmental regulations; and (viii) the effects of future litigation. These and other risks are described in the Prospectus, included in our Registration Statement on Form S-1, as amended (SEC File No. 333-173199). In addition, we may be subject to unforeseen risks that may have a materially adverse effect on us. Accordingly no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. The forward-looking statements speak only as of the date made, and, other than as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.
Overview of Business
     Oiltanking Houston, L.P. (“OTH”) and Oiltanking Beaumont Partners, L.P. (“OTB”) (combined, the “Partnerships”) own and operate storage and terminaling assets located along the upper Gulf Coast of the United States on the Houston Ship Channel and in Beaumont, Texas. The Partnerships are engaged primarily in the storage, terminaling and transportation of crude oil, refined petroleum products and liquefied petroleum gas in the Houston and Beaumont, Texas areas. Through July 12, 2011, OTH and OTB were wholly owned subsidiaries of Oiltanking Holding Americas, Inc. (“OTA”). OTA is a wholly owned subsidiary of Oiltanking GmbH. Oiltanking Partners, L.P. (“OILT”), a Delaware limited partnership formed in March 2011, completed its initial public offering (“IPO”), and OTA contributed all of its equity interest in OTH and OTB to OILT on July 19, 2011, as discussed further below.
     The owner of our general partner is OTA, a wholly owned subsidiary of Oiltanking GmbH. Oiltanking GmbH and its subsidiaries, other than OILT, are collectively referred to herein as the “Oiltanking Group.”

     We operate crude oil and refined petroleum products terminals on the Houston Ship Channel. Our Houston facility currently has an aggregate active storage capacity of approximately 11.1 million barrels (“mmbbls”) and provides integrated terminaling services to a variety of customers, including major integrated oil companies, marketers, distributors and chemical companies. We are in the process of constructing 1.0 mmbbls of storage capacity, which is supported by multi-year contracts with two customers, and is expected to be placed in service within the next twelve months. Our Beaumont terminal serves as a regional hub for vacuum gas oil and clean petroleum products for refineries located in the upper Gulf Coast region. Our Beaumont facility has an aggregate active storage capacity of approximately 5.7 mmbbls and provides integrated terminaling services to a variety of customers, including major integrated oil companies, distributors, marketers and chemical and petrochemical companies.
     Our primary business objective is to generate stable cash flows to enable us to pay quarterly distributions to our unitholders and to increase our quarterly cash distributions over time. We intend to achieve this objective by anticipating long-term infrastructure needs in the areas we serve and by growing our tank terminal network and pipelines through construction in new markets, the expansion of existing facilities and strategic acquisitions.
Outlook
     We expect that our business will continue to be affected by the supply of crude oil and refined products, the entry of competitors into the markets in which we operate, growth opportunities and the demand for crude oil and refined products. For further discussion regarding each of these factors, please see our Registration Statement on Form S-1, as amended (SEC File No. 333-173199). We base our expectations on assumptions made by us and information currently available to us. To the extent our underlying assumptions about or interpretation of available information prove to be incorrect, our actual results may vary materially from our expected results.
Recent Developments
Initial Public Offering
     On July 19, 2011, we closed our IPO of 11,500,000 common units at a price of $21.50 per unit, which included 1,500,000 common units issued in connection with the underwriters’ exercise of their over-allotment option. The net proceeds from the IPO of approximately $231.2 million, after deducting the underwriting discount and the structuring fee, were used to: (i) repay intercompany indebtedness owed to Oiltanking Finance B.V., a wholly owned finance company of the Oiltanking Group, in the amount of approximately $119.5 million, (ii) reimburse Oiltanking Finance B.V. for approximately $7.4 million of interest and fees incurred in connection with the repayment of such indebtedness, (iii) make distributions to OTA and its affiliates in the aggregate amount of $77.2 million, (iv) pay other estimated offering expenses of approximately $3.7 million and (v) provide us working capital of approximately $23.4 million. Of the $23.4 million, we invested $20.0 million with Oiltanking Finance B.V. under a short-term note receivable until the funds are needed for working capital purposes.
     In connection with the closing of the IPO, OTA and its affiliates contributed their interests in OTH and OTB to us, and we issued an aggregate of 7,949,901 common units and 19,449,901 subordinated units representing limited partner interests to OTA and its affiliates, and issued incentive distribution rights to our general partner.
     In connection with the IPO, certain assets and liabilities of the Partnerships were distributed to OTA. The Partnerships historically have sponsored a non-pension postretirement benefit plan for the employees of all entities owned by OTA and a deferred compensation plan for certain employees of the Partnerships. In connection with the anticipated IPO, on June 1, 2011, the postretirement benefit and deferred compensation plans and obligations were distributed to and assumed by OTA, and certain assets to be used to fund the deferred compensation plan obligations were distributed to OTA. In addition, effective June 1, 2011, the Partnerships’ employees were transferred to OTA, and OTA became the sponsor of the Partnerships’ self-insurance program and 401(k) retirement plan. The Partnerships also made non-cash distributions to OTA, consisting of certain land parcels and an office building. Net deferred tax assets related to these assets and liabilities were also distributed to OTA. See Note 13 in the Notes to Unaudited Condensed Combined Financial Statements for a detailed listing of the amounts distributed to OTA in June 2011. In July 2011, the Partnerships also distributed $2.6 million of cash, $5.5 million of accounts receivable, $15.9 million of notes receivable, affiliates and $0.8 million of property, plant and equipment to OTA.

Agreements with Affiliates
     Services Agreement
     On July 19, 2011, in connection with the closing of the IPO, we entered into a Services Agreement (the “Services Agreement”) with our general partner and Oiltanking North America, LLC (“OTNA”) pursuant to which OTNA agreed to provide us and our subsidiaries certain specified selling, general and administrative services necessary to operate and manage our business. We agreed to reimburse OTNA for all reasonable costs and expenses incurred in connection with such services, subject to a maximum annual reimbursement obligation of $17.0 million. We also agreed to reimburse OTNA for all expenses it incurs as a result of our becoming a publicly traded partnership, and all expenses that it incurs with respect to insurance coverage for our business, with such reimbursement obligations not subject to any cap.
     The initial term of the Services Agreement is 10 years, and it will automatically renew for additional 12-month periods following the expiration of the initial term unless and until either we or OTNA provides 180 days written notice of its intention to terminate the agreement. During this time, the $17.0 million cap to which our and our subsidiaries’ reimbursement obligations related to selling, general and administrative expenses are subject, will be adjusted upwards as necessary each year to account for inflation as measured by the consumer price index. In addition, with the approval of the Conflicts Committee of the Board of Directors of our general partner, the reimbursement cap may be adjusted to account for growth in our business or asset base.
     Omnibus Agreement
     On July 19, 2011, in connection with the closing of the IPO, we entered into an Omnibus Agreement (the “Omnibus Agreement”) with our general partner and OTA, pursuant to which OTA agreed to provide us with a license to use the name “Oiltanking” and related marks in connection with our business at no cost to us.
     The Omnibus Agreement also provides for certain indemnification obligations between us and OTA with respect to the assets which were contributed to us by OTA in connection with the closing of the IPO. OTA’s indemnification obligations to us include the following: (i) for a period of three years after the closing of the IPO, OTA will indemnify us for environmental losses arising out of any event or circumstance associated with the operation of our assets prior to the closing of the IPO of up to $15.0 million in the aggregate, provided that OTA will only be liable to provide indemnification for losses to the extent that the aggregate dollar amount of losses suffered by us exceeds $0.5 million in any calendar year; (ii) until 60 days after the applicable statute of limitations, any of our federal, state and local income tax liabilities attributable to the ownership and operation of our assets and the assets of our subsidiaries prior to the closing of the IPO; (iii) for a period of three years after the closing of the IPO, the failure to have all necessary consents and governmental permits necessary for us to operate our assets in substantially the same manner in which they were used and operated immediately prior to the closing of the IPO; and (iv) for a period of three years after the closing of the IPO, our failure to have valid and indefeasible easement rights, rights-of-way, leasehold and/or fee ownership interest in the lands where our assets are located if such failure prevents us from using or operating our assets in substantially the same manner as they were operated immediately prior to the closing of the IPO. The Omnibus Agreement will generally remain in effect so long as OTA controls our general partner, or unless mutually terminated by the parties.

Results of Operations
Summary
     The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses and Adjusted EBITDA (as defined below) for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Combined Statements of Income:
Revenues	$29,654	$28,729	$59,609	$56,471

Operating costs and expenses:
Operating	8,211	8,231	16,635	16,182
Depreciation and amortization	4,077	3,836	7,952	7,640
Selling, general and administrative	4,559	4,296	9,351	8,392
(Gain) loss on disposal of fixed assets	—	(12)	544	(25)
Gain on property casualty indemnification	—	—	(247)	(3,701)

Total operating costs and expenses	16,847	16,351	34,235	28,488

Other income (expense):
Interest expense	(2,309)	(2,390)	(4,588)	(4,869)
Interest income	9	6	24	9
Other income (expense)	45	(180)	141	(28)

Total other expense, net	(2,255)	(2,564)	(4,423)	(4,888)

Income before income taxes	10,552	9,814	20,951	23,095
Income tax expense	2,936	2,575	5,715	5,017

Net income	$7,616	$7,239	$15,236	$18,078

Adjusted EBITDA	$16,884	$16,202	$33,623	$31,897

Reconciliation of Non-GAAP Financial Measure
     We define Adjusted EBITDA as net income (loss) before net interest expense, income tax expense and depreciation and amortization expense, as further adjusted to reflect certain other non-cash and non-recurring items. Adjusted EBITDA is not a presentation made in accordance with GAAP. Adjusted EBITDA is a non-GAAP supplemental financial measure that management and external users of our combined financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess (i) our operating performance as compared to other publicly traded partnerships in the midstream energy industry, without regard to historical cost basis or financing methods; (ii) the ability of our assets to generate sufficient cash flow to make distributions to our unitholders; (iii) our ability to incur and service debt and fund capital expenditures; and (iv) the viability of acquisitions and other capital expenditure projects and the returns on investment in various opportunities.
     We believe that the presentation of Adjusted EBITDA provides useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Adjusted EBITDA are net income and net cash provided by operating activities. Our non-GAAP financial measure of Adjusted EBITDA should not be considered as an alternative to GAAP net income or net cash provided by operating activities. Adjusted EBITDA has important limitations as an analytical tool because it excludes some but not all items that affect net income. You should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

     The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measures for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Reconciliation of Adjusted EBITDA to net income:
Net income	$7,616	$7,239	$15,236	$18,078
Depreciation and amortization	4,077	3,836	7,952	7,640
Income tax expense	2,936	2,575	5,715	5,017
Interest expense, net	2,300	2,384	4,564	4,860
(Gain) loss on disposal of fixed assets	—	(12)	544	(25)
Gain on property casualty indemnification	—	—	(247)	(3,701)
Other (income) expense	(45)	180	(141)	28

Adjusted EBITDA	$16,884	$16,202	$33,623	$31,897

Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash from operating activities	$9,749	$14,402	$19,363	$30,323
Changes in assets and liabilities	2,398	(1,615)	4,571	(6,801)
Deferred income taxes (non-cash)	(327)	(1,083)	108	(622)
Postretirement net periodic benefit cost	(252)	(426)	(695)	(761)
Income tax expense	2,936	2,575	5,715	5,017
Interest expense, net	2,300	2,384	4,564	4,860
Other income (excluding unrealized gain/loss on investments)	80	(35)	(3)	(119)

Adjusted EBITDA	$16,884	$16,202	$33,623	$31,897

Operating Data
     The following table presents combined operating data for the Partnerships for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Storage capacity, end of period (mmbbls)	16.8	16.8	16.8	16.8
Storage capacity, average (mmbbls)	16.8	16.6	16.8	16.6
Terminal throughput (mbpd) (1)	795.5	810.7	808.7	775.9
Vessels per period	198	198	409	369
Barges per period	645	752	1,291	1,524
Trucks per period (2)	333	—	333	—

(1)	Represents thousand barrels per day (“mbpd”).

(2)	Beginning in June 2011, one of our customers began unloading product by truck.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
     Adjusted EBITDA. Adjusted EBITDA for the three months ended June 30, 2011 increased by $0.7 million, or 4.2%, to $16.9 million from $16.2 million for the three months ended June 30, 2010. The increase in Adjusted EBITDA was primarily attributable to increased revenues of $1.0 million, partially offset by increased selling, general and administrative expenses of $0.3 million. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.
     Revenues. Revenues for the three months ended June 30, 2011 increased by $1.0 million, or 3.2%, to $29.7 million from $28.7 million for the three months ended June 30, 2010. The increase in revenues was primarily attributable to increased throughput volumes resulting in an increase in revenue of $0.6 million and an escalation in storage fees resulting in an increase in revenue of $0.8 million, partially offset by decreased ancillary services, which resulted in a decrease in revenue of $0.4 million.
     Operating Expenses. Operating expenses for the three months ended June 30, 2011 remained relatively flat compared to the three months ended June 30, 2010. A decrease of $0.6 million in repairs and maintenance costs was offset by an increase of $0.3 million in ad valorem taxes, an increase of $0.1 million in professional fees and an increase of $0.1 million in rental expense associated with a new land lease.
     Depreciation Expense. Depreciation expense for the three months ended June 30, 2011 increased by $0.3 million, or 6.3%, to $4.1 million from $3.8 million for the three months ended June 30, 2010. The increase in depreciation expense is primarily due to assets placed in service in late 2010.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A expenses”) for the three months ended June 30, 2011 increased by $0.3 million, or 6.1%, to $4.6 million from $4.3 million for the three months ended June 30, 2010. The increased in SG&A expenses was primarily due to expanding our staff to establish the personnel levels necessary to accommodate our long-term growth plans. Specifically, salary costs increased $0.5 million as the result of OTA hiring several new employees who dedicate significant time to our business, including in our Regulatory Affairs, Human Resources and Accounting departments, partially offset by decreased professional fees of $0.2 million.
     Interest Expense. Interest expense for the three months ended June 30, 2011 decreased by $0.1 million, or 3.4% to $2.3 million from $2.4 million for the three months ended June 30, 2010. The decrease in interest expense is due to a decrease in borrowings period over period.
     Income Tax Expense. Income tax expense for the three months ended June 30, 2011 increased by $0.3 million, or 14.0%, to $2.9 million from $2.6 million for the three months ended June 30, 2010. This increase was primarily attributable to the increase in revenue as discussed above.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
     Adjusted EBITDA. Adjusted EBITDA for the six months ended June 30, 2011 increased by $1.7 million, or 5.4%, to $33.6 million from $31.9 million for the six months ended June 30, 2010. The increase in Adjusted EBITDA was primarily attributable to increased revenues of $3.1 million, partially offset by increased operating, selling, general and administrative expenses of $1.4 million. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.
     Revenues. Revenues for the six months ended June 30, 2011 increased by $3.1 million, or 5.6%, to $59.6 million from $56.5 million for the six months ended June 30, 2010. The increase in revenues was primarily attributable to increased throughput volumes resulting in an increase in revenue of $2.0 million and an escalation in storage fees resulting in an increase in revenue of $1.3 million, partially offset by decreased ancillary services, which resulted in a decrease in revenue of $0.2 million.
     Operating Expenses. Operating expenses for the six months ended June 30, 2011 increased by $0.4 million, or 2.8%, to $16.6 million from $16.2 million for the six months ended June 30, 2010. The increase in operating expenses is primarily due to increased payroll related costs of $0.3 million, increased insurance costs of $0.2 million, primarily due to a new policy entered into during 2011, increased permitting and license fees of $0.2 million and higher professional fees of $0.1 million, partially offset by a decrease of $0.4 million in repairs and maintenance costs.
     Depreciation Expense. Depreciation expense for the six months ended June 30, 2011 increased by $0.4 million, or 4.1%, to $8.0 million from $7.6 million for the six months ended June 30, 2010. The increase in depreciation expense is primarily due to assets placed in service in late 2010.
     SG&A Expenses. SG&A expenses for the six months ended June 30, 2011 increased by $1.0 million, or 11.4%, to $9.4 million from $8.4 million for the six months ended June 30, 2010. The increase in SG&A expenses is primarily due to expanding our staff to establish the personnel levels necessary to accommodate our long-term growth plans. Specifically, salary costs increased $0.8 million as the result of OTA hiring several new employees who dedicate significant time to our business, including in our Regulatory Affairs, Human Resources and Accounting departments. Additionally, we experienced increased usage of contract staffing for our Information Technology and Engineering departments of $0.1 million.
     Loss on Disposal of Fixed Assets. During the six months ended June 30, 2011, we recognized a loss of $0.5 million on the disposal of certain terminal assets that were dismantled.
     Gain on Property Casualty Indemnification. During the six months ended June 30, 2010, we recognized a gain of $3.7 million from proceeds received under an insurance contract relating to damages sustained at a dock facility that was struck by a vessel owned and operated by a third party during 2008. During the six months ended June 30, 2011, an additional $0.2 million on this claim was received and recognized.
     Interest Expense. Interest expense for the six months ended June 30, 2011 decreased by $0.3 million, or 5.8% to $4.6 million from $4.9 million for the six months ended June 30, 2010. The decrease in interest expense is primarily due to a decrease in borrowings period over period.
     Income Tax Expense. Income tax expense for the six months ended June 30, 2011 increased by $0.7 million, or 13.9%, to $5.7 million from $5.0 million for the six months ended June 30, 2010. The increase was primarily attributable to the increase in revenue discussed above.
Liquidity and Capital Resources
Liquidity
     Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, and to service our debt. Our sources of liquidity generally may include cash generated by our operations, borrowings under our revolving line of credit and issuances of equity and debt securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements.
     On July 19, 2011, we closed our IPO of 11,500,000 common units at a price of $21.50 per unit, which included 1,500,000 common units issued in connection with the underwriters’ exercise of the over-allotment option. The net proceeds from the IPO of approximately $231.2 million, after deducting the underwriting discount and the structuring fee, were used to: (i) repay intercompany indebtedness owed to Oiltanking Finance B.V., a wholly owned finance company of the Oiltanking Group, in the amount of approximately $119.5 million, (ii) reimburse Oiltanking Finance B.V. for approximately $7.4 million of interest and fees incurred in connection with the repayment of such indebtedness, (iii) make distributions to OTA and its affiliates in the aggregate amount of $77.2 million, (iv) pay other estimated offering expenses of approximately $3.7 million and (v) provide us working capital of approximately $23.4 million. Of the $23.4 million, we invested $20.0 million with Oiltanking Finance B.V. under a short-term note receivable until the funds are needed for working capital purposes.
     We intend to pay a minimum quarterly distribution of $0.3375 per common unit and subordinated unit per quarter, which equates to $13.4 million per quarter, or $53.6 million per year, based on the number of common and subordinated units and the general partner interest outstanding immediately after completion of the IPO, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. We do not have a legal obligation to pay this distribution.
Term Borrowings
     During 2003, the Oiltanking Group enacted a policy of centrally financing the expansion and growth of their global holdings of terminaling subsidiaries and in 2008, established Oiltanking Finance B.V., a wholly owned finance company of Oiltanking GmbH located in Amsterdam, The Netherlands. Oiltanking Finance B.V. serves as the global bank for the Oiltanking Group’s terminal holdings, including ours, and arranges loans and notes at market rates and terms for approved terminal construction projects. We believe that this relationship has historically provided us with access to debt capital on terms that are consistent with what would have been available to us from third parties, and we believe this relationship could continue to provide us with access to capital at competitive rates.
     The following notes payable, affiliates, are outstanding as of June 30, 2011 (in thousands):

Amount
5.93% Note due 2014	$11,000
6.81% Note due 2015	10,000
5.96% Note due 2017	11,500
6.63% Note due 2018	2,858
6.63% Note due 2018	15,000
6.88% Note due 2018	6,000
4.90% Note due 2018	22,500
4.90% Note due 2018	24,000
7.59% Note due 2018	4,000
6.78% Note due 2019	8,100
6.35% Note due 2019	12,600
7.45% Note due 2019	6,800
7.02% Note due 2020	7,600

Total debt	141,958
Less current portion	(18,757)

Total long-term debt, affiliates	$123,201

     In connection with the IPO, we repaid intercompany indebtedness owed to Oiltanking Finance B.V. in the amount of approximately $119.5 million, and reimbursed Oiltanking Finance B.V. for approximately $7.4 million of interest and fees incurred in connection with the repayment of such indebtedness. After the IPO, the 6.78% Notes, the 7.45% Notes and the 7.02% Notes remained outstanding, constituting approximately $22.5 million of outstanding term borrowings as of July 19, 2011.
Revolving Line of Credit
     On June 15, 2011, we entered into a two-year $50.0 million revolving line of credit agreement with Oiltanking Finance B.V., which was amended by Addendum No. 1, dated June 22, 2011 (the “Credit Agreement”). The Credit Agreement is available to fund working capital and to finance acquisitions and other expansion capital expenditures. From time to time upon our written request and in the sole determination of Oiltanking Finance B.V., the revolving credit commitment can be increased up to an additional $75.0 million, for a maximum revolving credit commitment of $125.0 million. Borrowings bear interest at LIBOR plus a margin of 2.00% and any unused portion of the revolving line of credit is subject to a commitment fee of 0.50% per annum. We paid an arrangement fee of $0.3 million in connection with entering into the Credit Agreement. The maturity date of the Credit Agreement is June 30, 2013. As of August 18, 2011, we had no outstanding borrowings under the Credit Agreement.

     The Credit Agreement requires us to maintain certain Financial Parameters (as defined), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater, and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are defined in the Credit Agreement). As of August 18, 2011, we were in compliance with respect to all covenants contained in the Credit Agreement.
Cash Flows from Operating, Investing and Financing Activities
     The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2011	2010
Cash provided by (used in):
Operating activities	$19,363	$30,323
Investing activities	(15,161)	(24,988)
Financing activities	(10,095)	(8,978)
Operating Activities
     Net cash flows provided by operating activities for the six months ended June 30, 2011 decreased by $10.9 million, or 36.1%, to $19.4 million from $30.3 million for the six months ended June 30, 2010. The decrease was primarily attributable to the timing of payments made to settle affiliate payables of $10.1 million, the timing of invoice payments to settle accounts payables and accrued expenses of $2.3 million and increased operating and SG&A expenses. These decreases were partially offset by an increase in throughput revenues and the annual escalation of storage fees.
Investing Activities
     Net cash flows used in investing activities for the six months ended June 30, 2011 decreased by $9.8 million, or 39.3%, to $15.2 million from $25.0 million for the six months ended June 30, 2010. The decrease is primarily attributable to a decrease of $29.5 million in the issuance of note receivables to Oiltanking Finance B.V., partially offset by an increase in fixed asset purchases of $6.7 million, the collection to $8.0 million of notes receivables from Oiltanking Finance B.V in the 2010 period and the receipt of proceeds of $5.0 million from property casualty indemnification in the 2010 period.
Financing Activities
     Net cash flows used in financing activities for the six months ended June 30, 2011 increased by $1.1 million, or 12.4%, to $10.1 million from $9.0 million for the six months ended June 30, 2010. The increase was primarily attributable to the payment of a $2.0 million distribution to partners (declared in December 2010 and paid in January 2011) and the payment of costs associated with our IPO of $1.8 million, partially offset by a decrease in repayments, net of borrowings, of notes payable, affiliates, of $2.7 million.

Contractual Obligations
     The following table summarizes our contractual obligations as of June 30, 2011 (in thousands):

	Payments Due by Period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Long-term debt obligations	$141,958	$18,757	$37,514	$28,514	$57,173
Interest payments	37,475	8,243	13,098	8,879	7,255
Operating lease obligations	14,100	600	1,200	1,200	11,100

Total contractual cash obligations	$193,533	$27,600	$51,812	$38,593	$75,528

Capital Expenditures
     We expect to spend approximately $32.0 million in expansion capital during 2011, of which approximately $10.4 million was incurred through June 30, 2011. Maintenance capital expenditures for 2011 are estimated to be approximately $5.0 million, of which approximately $1.8 million was incurred through June 30, 2011. Our capital funding requirements were funded by loans from Oiltanking Finance B.V.
     We anticipate that maintenance capital expenditures and expansion capital expenditures will be funded primarily with cash from operations and with borrowings under our Credit Agreement. We generally intend to fund the capital required for expansion projects and acquisitions through a balanced combination of equity and debt capital.
     We believe that we have sufficient liquid assets, cash flow from operations and borrowing capacity under our Credit Agreement to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. We are, however, subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Related Party Transactions
     With respect to related party transactions, see Notes 2, 3 and 9 in the Notes to Unaudited Condensed Combined Financial Statements.
Overview of Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based upon each of the respective combined financial statements of the Partnerships, our accounting predecessor, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Estimates and assumptions are evaluated on a regular basis. We and our predecessor base our respective estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates and assumptions used in preparation of the combined financial statements.
     Upon the closing of the IPO, the combined historical financial statements of the Partnerships became the historical financial statements of Oiltanking Partners, L.P. Consequently, the critical accounting policies and estimates of the Partnerships became our critical accounting policies and estimates. We believe these accounting policies reflect the more significant estimates and assumptions used in preparation of the financial statements. For a discussion regarding our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in the Prospectus.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to the crude oil, refined petroleum products and liquefied petroleum gas that we handle and store, and therefore, we have no direct exposure to risks associated with fluctuating commodity prices.
     In addition, our terminal services agreements with our storage customers are generally indexed to inflation and contain fuel surcharge provisions that are designed to substantially mitigate our exposure to increases in fuel prices and the cost of other supplies used in our business.
     For the six months ended June 30, 2011, we did not have any variable rate indebtedness. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any hedges or forward contracts.
Item 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures.
     As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011 at the reasonable assurance level.
(b)	Change in Internal Control Over Financial Reporting.
     Except for the adoption of certain corporate governance policies as described below, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     In connection with the IPO, we adopted certain corporate governance policies in order to strengthen our corporate governance and comply with the requirements of the New York Stock Exchange. These changes included the appointment of two independent members of the Board of Directors, the establishment of Corporate Governance Guidelines, the adoption of an Audit Committee Charter and the adoption of a Code of Business Conduct.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We may, from time to time, be involved in various legal proceedings and claims arising out of our operations in the normal course of business. While many of these matters involve inherent uncertainty, we do not believe that we are a party to any legal proceedings or claims that will have a material adverse impact on our business, financial condition or results of operations. For information on legal proceedings, see Part 1, Item 1, Financial Statements, Note 15, “Contingencies” in the Notes to Unaudited Condensed Combined Financial Statements included in this quarterly report, which is incorporated into this item by reference.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the risks under the heading “Risk Factors” in the Prospectus, which risks could materially affect our business, financial condition or future results. There has been no material change in our risk factors from those described in the Prospectus. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
     On March 15, 2011, in connection with the formation of OILT, OILT issued (i) a 2.0% general partner interest to its general partner for $20, and (ii) a 98.0% limited partner interest to OTA for $980. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).
     On July 19, 2011, in connection with the closing of OILT’s IPO, OILT issued to OTA and its affiliates an aggregate of (i) 7,949,901 common units and (ii) 19,449,901 subordinated units in exchange for the contribution by OTA and its affiliates of equity interests in the Partnerships. OILT also issued a 2.0% general partner interest represented by 793,874 notional general partner units and incentive distribution rights to its general partner. This issuance was exempt from registration under Section 4(2) of the Securities Act.
     Each of the subordinated units will convert into one common unit at the end of the subordination period, as defined in the Partnership Agreement. Unless earlier terminated pursuant to the terms of the Partnership Agreement, the subordination period will extend until the first day of any quarter beginning after September 30, 2014 that OILT meets the financial tests set forth in the Partnership Agreement, but may end sooner if OILT meets other financial tests.
Item 3. Defaults upon Senior Securities.
     None.
Item 4. [Removed and Reserved.]
Item 5. Other Information.
     None.
Item 6. Exhibits
     (a) Exhibits

3.1	Certificate of Limited Partnership of Oiltanking Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-173199) filed on March 31, 2011).

3.2	First Amended and Restated Agreement of Limited Partnership of Oiltanking Partners, L.P. dated July 19, 2011 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35230) filed on July 19, 2011).

3.3	Certificate of Formation of OTLP GP, LLC (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-173199) filed on March 31, 2011).

3.4	Amended and Restated Limited Liability Company Agreement of OTLP GP, LLC, dated July 19, 2011 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-35230) filed on July 19, 2011).

10.1	Contribution, Conveyance and Assumption Agreement by and among Oiltanking Partners, L.P., OTLP GP, LLC, Oiltanking Holding Americas, Inc., OTB Holdco, LLC, Oiltanking Beaumont GP, L.L.C., Oiltanking Beaumont Partners, L.P., OTB GP, LLC, Oiltanking Houston, L.P. and OTH GP, LLC dated July 19, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35230) filed on July 19, 2011).

10.2	Omnibus Agreement by and among Oiltanking Partners, L.P., OTLP GP, LLC and Oiltanking Holding Americas, Inc., dated July 19, 2011 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35230) filed on July 19, 2011).

10.3†	Oiltanking Partners, L.P. Long-Term Incentive Plan, adopted as of July 19, 2011 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35230) filed on July 19, 2011).

10.4	Services Agreement by and among Oiltanking Partners, L.P., OTLP GP, LLC, Oiltanking North America, LLC and Oiltanking Beaumont Specialty Products, LLC, dated July 19, 2011 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-35230) filed on July 19, 2011).

10.5	Credit Agreement by and between Oiltanking Partners, L.P. as Borrower and Oiltanking Finance B.V. as Lender, dated as of June 15, 2011, as amended by Addendum No. 1 thereto, dated June 22, 2011 (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-1/A (File No. 333-173199), filed on June 23, 2011).

10.6	Tax Sharing Agreement by and between Oiltanking Partners, L.P. and Oiltanking Holding Americas, Inc., dated as of July 19, 2011 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-35230) filed on July 19, 2011).

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

*32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

†	Represents management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	OILTANKING PARTNERS, L.P. (Registrant)

By:	OTLP GP, LLC, as General Partner

Date: August 19, 2011	By:	/s/ Carlin G. Conner
Carlin G. Conner
President and Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2011	By:	/s/ Kenneth F. Owen
Kenneth F. Owen
Chief Financial Officer (Principal Financial Officer)