Form 10-Q/A
period 2011-06-30
Oiltanking Partners, L.P.
filed 2011-09-07
CIK 1516007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to
Commission file number 001-35230
Oiltanking Partners, L.P.
(Exact name of registrant as specified in its charter)

Delaware	45-0684578

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification number)

15631 Jacintoport Blvd.
Houston, TX	77015

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (281) 457-7900
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑
     As of August 18, 2011, 19,449,901 common units and 19,449,901 subordinated units were outstanding.

Explanatory Note
     The sole purpose of this Amendment No. 1 to Oiltanking Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, originally filed with the Securities and Exchange Commission on August 19, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the condensed financial statements and related notes included in the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.
     No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.
     Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits
     (a) Exhibits

3.1	Certificate of Limited Partnership of Oiltanking Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-173199) filed on March 31, 2011).

3.2	First Amended and Restated Agreement of Limited Partnership of Oiltanking Partners, L.P. dated July 19, 2011 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35230) filed on July 19, 2011).

3.3	Certificate of Formation of OTLP GP, LLC (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-173199) filed on March 31, 2011).

3.4	Amended and Restated Limited Liability Company Agreement of OTLP GP, LLC, dated July 19, 2011 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-35230) filed on July 19, 2011).

10.1	Contribution, Conveyance and Assumption Agreement by and among Oiltanking Partners, L.P., OTLP GP, LLC, Oiltanking Holding Americas, Inc., OTB Holdco, LLC, Oiltanking Beaumont GP, L.L.C., Oiltanking Beaumont Partners, L.P., OTB GP, LLC, Oiltanking Houston, L.P. and OTH GP, LLC dated July 19, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35230) filed on July 19, 2011).

10.2	Omnibus Agreement by and among Oiltanking Partners, L.P., OTLP GP, LLC and Oiltanking Holding Americas, Inc., dated July 19, 2011 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35230) filed on July 19, 2011).

10.3†	Oiltanking Partners, L.P. Long-Term Incentive Plan, adopted as of July 19, 2011 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35230) filed on July 19, 2011).

10.4	Services Agreement by and among Oiltanking Partners, L.P., OTLP GP, LLC, Oiltanking North America, LLC and Oiltanking Beaumont Specialty Products, LLC, dated July 19, 2011 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-35230) filed on July 19, 2011).

10.5	Credit Agreement by and between Oiltanking Partners, L.P. as Borrower and Oiltanking Finance B.V. as Lender, dated as of June 15, 2011, as amended by Addendum No. 1 thereto, dated June 22, 2011 (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-1/A (File No. 333-173199), filed on June 23, 2011).

10.6	Tax Sharing Agreement by and between Oiltanking Partners, L.P. and Oiltanking Holding Americas, Inc., dated as of July 19, 2011 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-35230) filed on July 19, 2011).

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

*32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Represents management contract or compensatory plan or arrangement.

*	Previously filed or furnished as an exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed on August 19, 2011.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	OILTANKING PARTNERS, L.P.
(Registrant)

	By:	OTLP GP, LLC,
as General Partner

Date: September 7, 2011	By:	/s/ Carlin G. Conner
Carlin G. Conner
President and Chief Executive Officer (Principal Executive Officer)

Date: September 7, 2011	By:	/s/ Kenneth F. Owen
Kenneth F. Owen
Chief Financial Officer (Principal Financial Officer)

3