Form 10-Q
period 2011-09-30
Oiltanking Partners, L.P.
filed 2011-11-10
CIK 1516007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011
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
Registrant’s telephone number, including area code: (281) 457-7900
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
As of November 8, 2011, 19,449,901 common units and 19,449,901 subordinated units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)
(Unaudited)

	September 30, 2011	December 31, 2010
Assets:
Current assets:
Cash and cash equivalents	$13,818	$8,746
Receivables:
Trade	6,324	7,573
Affiliates	7,694	5,708
Refundable federal income taxes due from parent	—	2,964
Other	799	466
Note receivable, affiliate	23,000	12,903
Prepaid expenses and other	1,365	1,584
Deferred tax assets	—	349
Total current assets	53,000	40,293
Property, plant and equipment, net	267,722	265,616
Other assets, net	545	4,560
Total assets	$321,267	$310,469
Liabilities and partners' capital:
Current liabilities:
Accounts payable and accrued expenses	$10,892	$16,940
Current maturities of long-term debt, affiliate	2,500	18,757
Accounts payable, affiliates	5,527	3,706
Federal income taxes due to parent	1,423	—
Total current liabilities	20,342	39,403
Long-term debt, affiliate, less current maturities	18,750	129,501
Deferred compensation	—	3,033
Accumulated postretirement benefit obligation	—	7,952
Deferred revenue	3,015	3,314
Deferred income taxes	—	23,217
Total liabilities	42,107	206,420
Commitments and contingencies
Partners' capital:
Common units (19,449,901 units issued and outstanding at September 30, 2011)	245,122	—
Subordinated units (19,449,901 units issued and outstanding at September 30, 2011)	33,018	—
Limited partners’ interests	—	104,595
General partners’ interests	1,020	1,056
Accumulated other comprehensive loss	—	(1,602)
Total partners’ capital	279,160	104,049
Total liabilities and partners’ capital	$321,267	$310,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$28,867	$28,875	$88,476	$85,346
Operating costs and expenses:
Operating	6,907	7,560	23,542	23,742
Depreciation and amortization	3,843	3,835	11,795	11,475
Selling, general and administrative	3,907	4,705	13,258	13,097
(Gain) loss on disposal of fixed assets	—	(124)	544	(149)
Gain on property casualty indemnification	(681)	—	(928)	(3,701)
Total operating costs and expenses	13,976	15,976	48,211	44,464
Operating income	14,891	12,899	40,265	40,882
Other income (expense):
Interest expense	(614)	(2,352)	(5,202)	(7,221)
Loss on early extinguishment of debt	(6,382)	—	(6,382)	—
Interest income	7	44	31	53
Other income	290	193	431	165
Total other expense, net	(6,699)	(2,115)	(11,122)	(7,003)
Income before income tax (expense) benefit	8,192	10,784	29,143	33,879
Income tax (expense) benefit	27,118	(2,980)	21,403	(7,997)
Net income	$35,310	$7,804	$50,546	$25,882

Allocation of 2011 net income used for earnings per unit calculation:
Net income	$35,310		$50,546
Net income prior to initial public offering on July 19, 2011	(23,355)		(38,591)
Net income subsequent to initial public offering on July 19, 2011	$11,955		$11,955

Allocation of net income to partners: (1)
Net income allocated to general partner	$239		$239
Net income allocated to common unitholders	$5,858		$5,858
Net income allocated to subordinated unitholders	$5,858		$5,858

Earnings per limited partner unit: (1)
Common unit (basic and diluted)	$0.30		$0.30
Subordinated unit (basic and diluted)	$0.30		$0.30

Weighted average number of limited partner units outstanding:
Common units (basic and diluted)	19,450		19,450
Subordinated units (basic and diluted)	19,450		19,450
___________________
(1) Reflective of general and limited partner interest in net income since closing of OILT’s initial public offering on July 19, 2011. See Notes 1 and 10 to the unaudited condensed consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income	$35,310	$7,804	$50,546	$25,882
Postretirement benefit plan adjustment, net of $-, $13, $33 and $46 tax benefit, respectively	—	(24)	(62)	(86)

Comprehensive income	$35,310	$7,780	$50,484	$25,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
NINE MONTHS ENDED SEPTEMBER 30, 2011
(In thousands)
(Unaudited)

	Pre-Formation			Post-Formation
	General Partners' Interests	Limited Partners' Interests	Accumulated Other Comprehensive Loss	General Partner's Interest	Common Units	Subordinated Units	Total

Balance — January 1, 2011	$1,056	$104,595	$(1,602)	$—	$—	$—	$104,049
Net income attributable to the period from January 1, 2011 through July 18, 2011	386	38,205	—	—	—	—	38,591
Postretirement benefit plan adjustment, net of $33 tax benefit	—	—	(62)	—	—	—	(62)
Contributions from partners	—	1	—	—	—	—	1
Net distribution of assets and liabilities to partners	(217)	(21,532)	1,664	—	—	—	(20,085)
Cash distribution to partners	(835)	(82,617)	—	—	—	—	(83,452)
Balance – July 19, 2011, prior to contribution of assets	$390	$38,652	$—	$—	$—	$—	$39,042
Contribution of net assets to Oiltanking Partners, L.P. in exchange for common units, subordinated units, incentive distribution rights and a 2% general partner interest	(390)	(38,652)	—	781	11,101	27,160	—
Issuance of common units to public, net of offering costs	—	—	—	—	228,163	—	228,163
Net income attributable to the period from July 19, 2011 through September 30, 2011	—	—	—	239	5,858	5,858	11,955
Balance — September 30, 2011	$—	$—	$—	$1,020	$245,122	$33,018	$279,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$50,546	$25,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,795	11,475
Deferred income tax expense (benefit)	(27,366)	3,369
Postretirement net periodic benefit cost	695	955
Unrealized gain on investment in mutual funds	(96)	(24)
Increase in cash surrender value of life insurance policies	(42)	(34)
(Gain) loss on disposal of fixed assets	544	(149)
Gain on property casualty indemnification	(928)	(3,701)
Amortization of deferred financing costs	36	—
Changes in assets and liabilities:
Trade and other receivables	(1,828)	1,232
Refundable income taxes	4,387	4,159
Prepaid expenses and other assets	415	(331)
Accounts receivable/payable, affiliates	(1,722)	2,404
Accounts payable and accrued expenses	(5,761)	(1,400)
Deferred compensation	453	(65)
Deferred revenue	134	1,742
Total adjustments from operating activities	(19,284)	19,632
Net cash provided by operating activities	31,262	45,514
Cash flows from investing activities:
Issuance of notes receivable, affiliate	(26,000)	(43,500)
Collections of notes receivable, affiliate	—	18,500
Payments for purchase of property, plant and equipment	(19,969)	(6,869)
Proceeds from sale of property, plant and equipment	14	171
Payment for disposal of assets	(544)	—
Proceeds from property casualty indemnification	1,298	5,000
Proceeds from surrender of life insurance policies	—	2,525
Payments for purchase of mutual funds	—	(2,525)
Investment in life insurance policies	(1,378)	—
Proceeds from sale of mutual funds	1,378	—
Net cash used in investing activities	(45,201)	(26,698)
Cash flows from financing activities:
Borrowings under notes payable, affiliate	—	4,000
Payments under notes payable, affiliate	(127,008)	(14,981)
Debt issuance costs	(250)	—
Net proceeds from issuance of common units	228,163	—
Contributions from partners	1	—
Distributions paid to partners	(81,895)	—
Net cash provided by (used in) financing activities	19,011	(10,981)
Net increase in cash and cash equivalents	5,072	7,835
Cash and cash equivalents — Beginning of period	8,746	5,856
Cash and cash equivalents — End of period	$13,818	$13,691
The accompanying notes are an integral part of these condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Oiltanking Partners, L.P. (“OILT”) is a Delaware limited partnership that was formed on March 14, 2011 to engage in the storage, terminaling and transportation of crude oil, refined petroleum products and liquefied petroleum gas. OILT currently owns and operates storage and terminaling assets located along the upper Gulf Coast of the United States on the Houston Ship Channel and in Beaumont, Texas.

As discussed further below, OILT completed its initial public offering (“IPO”), and Oiltanking Holding Americas, Inc. (“OTA”) and its affiliates contributed all of their equity interests in Oiltanking Houston, L.P. (“OTH”) and Oiltanking Beaumont Partners, L.P. (“OTB”) to OILT on July 19, 2011. OTH and OTB (collectively, “Predecessor”) own and operate storage and terminaling assets located along the upper Gulf Coast of the United States on the Houston Ship Channel and in Beaumont, Texas. OTH and OTB are engaged primarily in the storage, terminaling and transportation of crude oil, refined petroleum products and liquefied petroleum gas in the Houston and Beaumont, Texas areas. Through July 18, 2011, OTH and OTB were wholly owned subsidiaries of OTA. At September 30, 2011, OTA is the owner of OILT’s general partner, OTLP GP, LLC, 7,949,901 common units and 19,449,901 subordinated units, representing an aggregate of 71.0% of OILT’s outstanding equity interests. OTA is a wholly owned subsidiary of Oiltanking GmbH.

Oiltanking GmbH and its subsidiaries, other than OILT, are collectively referred to herein as the “Oiltanking Group.” As used in this document, the terms “we,” “us,” and “our” and similar terms refer to OILT and its subsidiaries including its Predecessor, where applicable, unless the context indicates otherwise.

Initial Public Offering

On July 19, 2011, we completed our initial public offering (“IPO”) of 11,500,000 common units (such amount includes 1,500,000 common units issued pursuant to the underwriters’ exercise of their over-allotment option) at a price of $21.50 per unit. Our common units are listed on the New York Stock Exchange under the symbol “OILT.”

The net proceeds from the IPO of approximately $231.2 million, after deducting the underwriting discount and the structuring fee, were used to: (i) repay intercompany indebtedness owed to Oiltanking Finance B.V., a wholly owned finance company of Oiltanking GmbH, in the amount of approximately $119.5 million, (ii) pay Oiltanking Finance B.V. for approximately $1.0 million of interest due on intercompany indebtedness and reimburse Oiltanking Finance B.V. for approximately $6.4 million of fees incurred in connection with the repayment of such indebtedness, (iii) make distributions to OTA and its affiliates in the aggregate amount of $77.0 million, (iv) pay other estimated offering expenses of approximately $3.0 million and (v) provide us working capital of approximately $24.3 million. Of the $24.3 million, we invested $20.0 million with Oiltanking Finance B.V. under a short-term note receivable.

In connection with the closing of the IPO, OTA and its affiliates contributed all of their equity interests in OTH and OTB to OILT on July 19, 2011, and OILT issued an aggregate of 7,949,901 common units and 19,449,901 subordinated units, both of which represent limited partner interests, to OTA and its affiliates, and issued incentive distribution rights to its general partner.

In connection with the IPO, certain assets and liabilities of OTH and OTB were distributed to OTA. We historically have sponsored a non-pension postretirement benefit plan for the employees of all entities owned by OTA and a deferred compensation plan for certain of our former employees (see Notes 11 and 13). In connection with the anticipated IPO, on June 1, 2011, the postretirement benefit and deferred compensation plans and obligations were distributed to and assumed by OTA, and certain assets to be used to fund the deferred compensation plan obligations were distributed to OTA. In addition, effective June 1, 2011, our former employees were transferred to OTA, and OTA became the sponsor of our self-insurance program and 401(k) retirement plan (see Notes 11 and 13). OTH and OTB also made non-cash distributions to OTA, consisting of certain land parcels, an office building, other property and equipment, certain accounts receivable and notes receivable, affiliate. OTH and OTB also made cash distributions to OTA. At September 30, 2011, approximately $3.5 million of the cash distribution had not yet been paid to OTA and is reflected in accounts

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

payable, affiliates, on the condensed consolidated balance sheet. Net deferred tax assets related to these assets and liabilities were also distributed to OTA. See Note 14 for further information regarding the amounts distributed to OTA.

Following the closing of the IPO, OILT had outstanding 19,449,901 common units and 19,449,901 subordinated units representing limited partner interests, a 2% general partner interest and incentive distribution rights. Common units held by public security holders represent 29.6% of all outstanding limited partner interests, and OTA and its affiliates hold 70.4% of all outstanding limited partner interests. The limited partners collectively hold a 98.0% limited partner interest in OILT and the general partner, which is owned and controlled by OTA, holds a 2.0% general partner interest in OILT.

Basis of Presentation

Since the contribution of OTH and OTB to OILT was a transaction among businesses under common control, the accounts of OTH and OTB have been reflected retroactively in our financial statements at carryover basis. Therefore, for periods prior to our IPO, the accompanying condensed consolidated financial statements and related notes present the historical accounts of OTH and OTB. The accompanying condensed consolidated financial statements, to the extent they relate to periods prior to the IPO, may not necessarily be indicative of the actual results of operations that might have occurred if OILT had operated separately during those periods. In addition, the effects of the IPO, certain related asset and liability transfers, cash distributions (paid and accrued) and debt extinguishment transactions occurring in June and July 2011 are reflected in the historical condensed consolidated financial statements on the dates they occurred.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated interim financial statements should be read in conjunction with our prospectus dated July 13, 2011 (the “Prospectus”) included in our Registration Statement on Form S-1, as amended (SEC File No. 333-173199). Certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited combined financial statements for the year ended December 31, 2010, which are included in the Prospectus. In the opinion of management, these financial statements, which have been prepared pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”) and GAAP for interim financial reporting, reflect all adjustments, which consisted only of normal recurring adjustments, necessary to state fairly the results for the interim periods. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of those for a full year.

The preparation of our financial statements in conformity with GAAP requires management to use estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. We base our estimates and judgments on historical experience and on various other assumptions and information that we believe to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes. While we believe that the estimates and assumptions used in the preparation of the condensed consolidated financial statements are appropriate, actual results could differ from those estimates.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. RELATED PARTY TRANSACTIONS

We have engaged in certain transactions with other OTA subsidiaries, as well as other companies that are related by common ownership. Ongoing transactions include providing storage and ancillary services. Prior to July 19, 2011, we provided certain centralized administrative services including, among others, rental of administrative and operations office facilities, human resources, information technology, engineering, environmental and regulatory, treasury and certain financial services. Amounts earned for storage and ancillary services are classified as revenues. Amounts associated with the other administrative services discussed above are classified as a reduction of selling, general and administrative expense. Effective July 19, 2011, OTA began providing these administrative services to us and other OTA affiliates.

Total revenues earned for related party services were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Storage and ancillary service fees	$754	$692	$2,277	$2,248
Other revenues	179	662	1,683	1,806
Total related party revenues	$933	$1,354	$3,960	$4,054

Prior to the IPO, we paid fees directly to Oiltanking GmbH for various general and administrative services, which included, among others, risk management, environmental compliance, legal consulting, information technology, engineering, centralized cash management and certain treasury and financial services. Oiltanking GmbH allocated these costs to us using several factors, such as our tank capacity and total volumes handled. In management’s estimation, the costs charged for these services approximate the amounts that would have been incurred for similar services purchased from third parties or provided by our own employees. Subsequent to the IPO, these services are provided pursuant to the services agreement discussed below.

Effective June 1, 2011, in anticipation of the IPO, all of our former employees were transferred to OTA. OTA employees conduct all of our business, and OTA charged us $1.4 million for its services for the period from June 1, 2011 through July 19, 2011. Effective July 19, 2011, certain operating and selling, general and administrative services necessary to operate our business are provided by OTA pursuant to and are reimbursable under the services agreement discussed below. We incurred $3.3 million of costs and expenses under the services agreement from the period July 19, 2011 through September 30, 2011. These charges are included in operating and selling, general and administrative expenses in the three and nine month periods ended September 30, 2011 in the table below.

From time to time, we invest cash with Oiltanking Finance B.V. in short-term notes receivable. At September 30, 2011 and December 31, 2010, we have short-term notes receivable of $23.0 million and $12.9 million, respectively, from Oiltanking Finance B.V., bearing interest at 0.15% and 0.34%, respectively.

Notes payable to Oiltanking Finance B.V., both current and long-term portions, at September 30, 2011 and December 31, 2010 were $21.3 million and $148.3 million, respectively (see Note 8). In July 2011, we repaid approximately $119.5 million of the outstanding notes payable, affiliate, with proceeds from the IPO. We also reimbursed Oiltanking Finance B.V. for approximately $6.4 million of fees incurred in connection with the repayment of such indebtedness (see Note 1 for further information).

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes related party costs and expenses, interest expense and interest income that are reflected in the condensed consolidated statements of income for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Operating	$1,943	$—	$2,242	$—
Selling, general and administrative	3,146	1,114	5,856	3,338
Interest expense (net of amounts capitalized)	607	2,345	5,183	7,198
Loss on early extinguishment of debt	6,382	—	6,382	—
Interest income	7	44	31	53

Transactions with a Certain Director

One of the directors of our general partner, David L. Griffis, is employed by and a shareholder of the law firm of Crain, Caton & James, P.C., a firm that serves as outside legal counsel for OTA and its affiliates. Fees for legal services paid to Crain, Caton & James, P.C. totaled $0.7 million and $0.8 million for the nine months ended September 30, 2011 and 2010, respectively.

Agreements with Affiliates

Services Agreement. On July 19, 2011, in connection with the closing of the IPO, we entered into a services agreement (the “Services Agreement”) with our general partner and Oiltanking North America, LLC (“OTNA”), a subsidiary of OTA, pursuant to which OTNA agreed to provide us certain specified operating and selling, general and administrative services necessary to operate and manage our business. We agreed to reimburse OTNA for all reasonable costs and expenses incurred in connection with such services, subject to a maximum annual reimbursement obligation of $17.0 million for specified selling, general and administrative expenses. We also agreed to reimburse OTNA for all operating expenses, all expenses it incurs as a result of our becoming a publicly traded partnership, and all operating expenses that it incurs with respect to insurance coverage for our business, with such reimbursement obligations not subject to any cap.

The initial term of the Services Agreement is 10 years, and it will automatically renew for additional 12-month periods following the expiration of the initial term unless and until either we or OTNA provides 180 days written notice of our intention to terminate the agreement. During this time, the $17.0 million cap to which our reimbursement obligations related to selling, general and administrative expenses are subject, will be adjusted upwards as necessary each year to account for inflation as measured by the consumer price index. In addition, with the approval of the Conflicts Committee of the Board of Directors of our general partner, the reimbursement cap may be adjusted to account for growth in our business or asset base.

Omnibus Agreement. On July 19, 2011, in connection with the closing of the IPO, we entered into an Omnibus Agreement (the “Omnibus Agreement”) with our general partner and OTA, pursuant to which OTA agreed to provide us with a license to use the name “Oiltanking” and related marks in connection with our business at no cost to us.

The Omnibus Agreement also provides for certain indemnification obligations between us and OTA with respect to the assets which were contributed to us by OTA in connection with the closing of the IPO. OTA’s indemnification obligations to us include the following: (i) for a period of three years after the closing of the IPO, OTA will indemnify us for environmental losses arising out of any event or circumstance associated with the operation of our assets prior to the closing of the IPO of up to $15.0 million in the aggregate, provided that OTA will only be liable to provide indemnification for losses to the extent that the aggregate dollar amount of losses suffered by us exceeds $0.5 million in any calendar year; (ii) until 60 days after the applicable statute of limitations, OTA will indemnify us for any additional federal, state and local income tax liabilities attributable to the ownership and operation of our assets and the assets of our subsidiaries prior to the closing of the IPO; (iii) for a period of three years after the closing of the IPO, OTA will indemnify us for any losses resulting from the failure to have all necessary consents and governmental permits necessary

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for us to operate our assets in substantially the same manner in which they were used and operated immediately prior to the closing of the IPO; and (iv) for a period of three years after the closing of the IPO, OTA will indemnify us for any losses resulting from our failure to have valid and indefeasible easement rights, rights-of-way, leasehold and/or fee ownership interest in the lands where our assets are located if such failure prevents us from using or operating our assets in substantially the same manner as they were operated immediately prior to the closing of the IPO. The Omnibus Agreement will generally remain in effect so long as OTA controls our general partner, or unless mutually terminated by the parties.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2011	2010

Land	$9,125	$12,483
Office facilities	28,916	32,321
Production facilities	392,628	391,163
Rights-of-way	30	30
Construction in progress	19,605	5,048
Total property, plant and equipment	450,304	441,045
Less: accumulated depreciation	(182,582)	(175,429)
Total property, plant and equipment, net	$267,722	$265,616
Depreciation expense was $3.8 million for both the three months ended September 30, 2011 and 2010. For the nine months ended September 30, 2011 and 2010, depreciation expense was $11.8 million and $11.5 million, respectively.
During the nine months ended September 30, 2010, we recognized a gain of $3.7 million from insurance recoveries resulting from property damages which occurred in 2008 at a dock in Beaumont. During the nine months ended September 30, 2011, we collected and recognized an additional gain of $0.2 million related to this incident. During the nine months ended September 30, 2011, we also collected and recognized a gain of $0.7 million under an insurance contract related to damages sustained during a hurricane in 2008.
In connection with the IPO, OTH and OTB made non-cash distributions to OTA, consisting of certain land parcels, an office building and other property and equipment. See Note 14 for further information regarding the amounts distributed to OTA.

4. OTHER ASSETS

Other assets consist of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2011	2010

Investments in mutual funds (1)	$—	$2,649
Cash surrender value of life insurance policies (1)	—	1,224
Deferred financing costs	214	—
Deposits	237	287
Other	94	400
Total other assets	$545	$4,560
_____________
(1) In connection with the anticipated IPO, on June 1, 2011, the deferred compensation plans and obligations were distributed to and assumed by OTA, and certain assets to be used to fund the deferred compensation plan obligations were distributed to OTA. See Notes 1 and 14 for further discussion.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2011	2010

Accounts payable, trade	$3,134	$3,791
Accrued compensation	1,101	4,553
Accrued property taxes	3,717	5,289
Related party interest and commitment fees payable	167	967
Related party administrative fees payable	900	834
Deferred compensation (1)	—	637
Deferred revenue	802	378
Other	1,071	491
Total accounts payable and accrued expenses	$10,892	$16,940
___________
(1) In connection with the anticipated IPO, on June 1, 2011, the deferred compensation plans and obligations were distributed to and assumed by OTA, and certain assets to be used to fund the deferred compensation plan obligations were distributed to OTA. See Notes 1 and 14 for further discussion.
6. DEFERRED REVENUE

During 2007, we entered into a modification of a lease as a lessor and received a one-time upfront rental payment of $2.5 million, which is being amortized on a straight-line basis over the term of the lease, approximately sixteen years. At September 30, 2011 and December 31, 2010, deferred rental revenue was $1.7 million and $1.9 million, respectively, of which $0.2 million at each date was current and included in accounts payable and accrued expenses.

During 2010, we entered into a modification of a revenue agreement and received a one-time payment of $2.0 million, which is being amortized on a straight-line basis over the remaining term of the agreement, approximately nine years. At September 30, 2011 and December 31, 2010, deferred revenue was $1.6 million and $1.8 million, respectively, of which $0.2 million at each date was current and included in accounts payable and accrued expenses.

In addition to the above items, at September 30, 2011, we have an additional $0.5 million of current deferred revenue related to an advance payment received from a customer, and such amount is included in accounts payable and accrued expenses.

7. INCOME TAXES

For periods prior to the IPO, no provision for U.S. federal income taxes has been made in our consolidated financial statements related to the operations of OTB, as OTB has been treated as a partnership not subject to federal income tax and the tax effects of OTB’s operations were included in the consolidated federal income tax return of OTA. OTH also was included in the consolidated federal income tax return of OTA, but OTH historically has elected to be taxed as a corporation, and income tax expense included provisions that were calculated as if OTH had filed a separate tax return utilizing a statutory rate of 35%. Deferred income taxes resulted from temporary differences between the income tax basis of the assets and liabilities and the amounts reported in OTH’s financial statements.

Prior to the IPO, in July 2011, OTH elected to be treated as a disregarded entity for U.S. federal income tax purposes. Upon the change in tax status of OTH, we recognized a non-recurring income tax benefit of $27.3 million related to the elimination of the deferred tax account balances, which is included in our condensed consolidated statements of income for the three and nine month periods ended September 30, 2011.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Due to our status as a partnership, we and our subsidiaries, including OTH and OTB, are not subject to U.S. federal or state income taxes, with the exception of Texas margin tax.

Total income tax (expense) benefit differed from the amounts computed by applying the tax rate to income before income tax (expense) benefit as a result of the following for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Income before income tax expense	$8,192	$10,784	$29,143	$33,879
U.S. Federal corporate statutory rate	35%	35%	35%	35%
Expected income tax expense	(2,867)	(3,775)	(10,200)	(11,858)
OTB and OTH income not subject to income tax	2,818	874	4,482	4,003
Elimination of deferred tax account balances	27,258	—	27,258	—
Texas margin tax, net of federal income tax benefit	(91)	(79)	(137)	(142)
Total income tax (expense) benefit	$27,118	$(2,980)	$21,403	$(7,997)

8. DEBT

Term Borrowings

During 2003, the Oiltanking Group enacted a policy of centrally financing the expansion and growth of their global holdings of terminaling subsidiaries and in 2008, established Oiltanking Finance B.V., a wholly owned finance company of Oiltanking GmbH located in Amsterdam, The Netherlands. Oiltanking Finance B.V. serves as the global bank for the Oiltanking Group’s terminal holdings, including us, and arranges loans and notes at market rates and terms for approved terminal construction projects.

Notes payable, affiliate consists of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2011	2010

5.93% Note due 2014	$—	$12,800
6.81% Note due 2015	—	11,200
5.96% Note due 2017	—	12,500
6.63% Note due 2018	—	2,858
6.63% Note due 2018	—	15,000
6.88% Note due 2018	—	6,000
4.90% Note due 2018	—	24,000
4.90% Note due 2018	—	24,000
7.59% Note due 2018	—	4,000
6.78% Note due 2019	7,650	8,100
6.35% Note due 2019	—	12,600
7.45% Note due 2019	6,400	7,200
7.02% Note due 2020	7,200	8,000
Total debt	21,250	148,258
Less current portion	(2,500)	(18,757)
Total long-term debt, affiliate	$18,750	$129,501

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the IPO, we repaid intercompany indebtedness owed to Oiltanking Finance B.V. in the amount of approximately $119.5 million, reimbursed Oiltanking Finance B.V. for approximately $6.4 million of fees incurred in connection with the repayment of such indebtedness, and paid $1.0 million of interest. The $6.4 million payment is reflected as a loss on the early extinguishment of debt in our condensed consolidated statements of income for the three and nine month periods ended September 30, 2011.

Historically, OTH and OTB have had separate debt agreements. Certain of the debt agreements with Oiltanking Finance B.V. contain loan covenants that required OTH and OTB to maintain certain debt, leverage and equity ratios and prohibited these entities from pledging their assets to third parties or incurring any indebtedness other than from Oiltanking Finance B.V. without its consent. At September 30, 2011 and December 31, 2010, we were in compliance with all covenants under the respective debt agreements.

Credit Agreement

On June 15, 2011, we entered into a two-year $50.0 million revolving line of credit agreement with Oiltanking Finance B.V., which was amended by Addendum No. 1, dated June 22, 2011 (the “Credit Agreement”). From time to time upon our written request and in the sole determination of Oiltanking Finance B.V., the revolving credit commitment can be increased up to an additional $75.0 million, for a maximum revolving credit commitment of $125.0 million. Borrowings bear interest at LIBOR plus a margin of 2.00% and any unused portion of the revolving line of credit is subject to a commitment fee of 0.50% per annum. The maturity date of the Credit Agreement is June 30, 2013. As of September 30, 2011, we had no outstanding borrowings under the Credit Agreement. We paid an arrangement fee of $0.3 million in connection with entering into the Credit Agreement, which was deferred and is being amortized over the life of the Credit Agreement. Amortization of these deferred financing costs is included in interest expense in the condensed consolidated statements of income.

The Credit Agreement requires us to maintain, on an calendar year basis, certain Financial Parameters (as such term is defined in the Credit Agreement), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are defined in the Credit Agreement). Based upon our calculations as of September 30, 2011, we were in compliance with respect to all covenants contained in the Credit Agreement.

9. PARTNERS’ CAPITAL AND DISTRIBUTIONS

Initial Public Offering

As discussed in Note 1, in connection with the closing of the IPO, OTA and its affiliates contributed their interests in OTH and OTB to us, and we issued an aggregate of 7,949,901 common units and 19,449,901 subordinated units, both of which represent limited partner interests, to OTA and its affiliates, and issued incentive distribution rights to our general partner.

On July 19, 2011, we issued 11,500,000 common units to the public, which included 1,500,000 common units issued pursuant to the underwriters’ exercise of their over-allotment option. The net proceeds from the IPO of approximately $231.2 million, after deducting the underwriting discount and the structuring fee, were used to: (i) repay intercompany indebtedness owed to Oiltanking Finance B.V., a wholly owned finance company of Oiltanking GmbH, in the amount of approximately $119.5 million, (ii) pay Oiltanking Finance B.V. for approximately $1.0 million of interest due on intercompany indebtedness and reimburse Oiltanking Finance B.V. for approximately $6.4 million of fees incurred in connection with the repayment of such indebtedness, (iii) make distributions to OTA and its affiliates in the aggregate amount of $77.0 million, (iv) pay other estimated offering expenses of approximately $3.0 million and (v) provide us working capital of approximately $24.3 million.

From the closing of our IPO on July 19, 2011 through September 30, 2011, we had 19,949,901 and 19,949,901 issued and outstanding common and subordinated units, respectively.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subordinated Units

All of our subordinated units are owned directly or indirectly by OTA. The principal difference between our common units and subordinated units is that in any quarter during the subordination period, holders of the subordinated units are not entitled to receive any distribution until the common units have received the minimum quarterly distribution (defined below) plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units will not accrue arrearages.

The subordination period will end on the first business day after we have earned and paid at least: (i) $1.35 (the minimum quarterly distribution on an annualized basis) on each outstanding common unit and subordinated unit and the corresponding distribution on our general partner’s 2.0% interest for each of three consecutive, non-overlapping four-quarter periods ending on or after September 30, 2014; or (ii) $2.025 (150.0% of the annualized minimum quarterly distribution) on each outstanding common unit and subordinated unit and the corresponding distribution on our general partner’s 2.0% interest and the related distribution on the incentive distribution rights for the four-quarter period immediately preceding that date, in each case provided there are no arrearages on our common units at that time.

The subordination period also will end upon the removal of our general partner other than for cause if no subordinated units or common units held by the holder(s) of subordinated units or their affiliates are voted in favor of that removal.

When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis, and thereafter no common units will be entitled to arrearages.

Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, beginning with the quarter ended September 30, 2011, we distribute all of our available cash to unitholders of record on the applicable record date. The minimum quarterly distribution is pro-rated for the period beginning immediately after the closing date of the IPO, July 19, 2011, and ending on September 30, 2011.

Our partnership agreement requires that we distribute all of our available cash each quarter in the following manner:

•
first, 98.0% to the holders of our common units and 2.0% to our general partner, until each common unit has received the minimum quarterly distribution of $0.3375 plus any arrearages from prior quarters; and

•	second, 98.0% to the holders of our subordinated units and 2.0% to our general partner, until each subordinated unit has received the minimum quarterly distribution of $0.3375.

If cash distributions to our unitholders exceed $0.38813 per common unit and subordinated unit in any quarter, our unitholders and our general partner will receive, including its 2.0% general partner interest, distributions according to the following percentage allocations:

	Target Quarterly Distribution Target Amount	Marginal Percentage Interest in Distributions
		Unitholders	General Partner
Minimum quarterly distribution	above $0.3375 up to $0.38813	98.0%	2.0%
First target distribution	above $0.38813 up to $0.42188	85.0%	15.0%
Second target distribution	above $0.42188 up to $0.50625	75.0%	25.0%
Thereafter	above $0.50625	50.0%	50.0%

Our general partner, as the initial holder of all of our incentive distribution rights, has the right, at any time when there are no subordinated units outstanding and it has received incentive distributions at the highest level to which it is entitled (48.0%, in addition to distributions paid on its 2.0% general partner interest) for each of the prior four consecutive whole fiscal quarters, to reset the initial target distribution levels at higher levels based on our cash distributions at the time of the exercise of the reset election. If our general partner transfers all or a portion of the

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

incentive distribution rights in the future, then the holder or holders of a majority of our incentive distribution rights will be entitled to exercise this right. The following assumes that our general partner holds all of the incentive distribution rights at the time that a reset election is made. Following a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on the same percentage increases above the reset minimum quarterly distribution as the current target distribution levels.

If our general partner elects to reset the target distribution levels, it will be entitled to receive a number of common units and a general partner interest necessary to maintain its general partner interest in us immediately prior to the reset election. The number of common units to be issued to our general partner will equal the number of common units that would have entitled the holder to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions to our general partner on the incentive distribution rights in such prior two quarters.

On October 21, 2011, the board of directors of our general partner declared a cash distribution to our unitholders of $0.2678 per unit and a corresponding distribution on our general partner’s interest, which amount is equivalent to the minimum quarterly distribution of $0.3375 per unit prorated for the period beginning immediately after the closing date of the IPO, July 19, 2011, and ending on September 30, 2011. The cash distribution is expected to be approximately $10.6 million, paid on November 14, 2011 to unitholders of record at the close of business on November 3, 2011.

10. EARNINGS PER LIMITED PARTNER UNIT

Basic and diluted net income per unit is determined by dividing net income, after deducting the general partner’s 2% interest, by the weighted average number of limited partner units for such class outstanding during the period. The limited partners’ interest in net income is calculated by first reducing net income by the distribution pertaining to the current period’s net income, which is to be paid in the subsequent quarter (including the incentive distribution rights in excess of the 2.0% general partner interest, if applicable). Then, the remaining undistributed earnings or excess distributions over earnings, if any, are allocated to the general partner and limited partner interests in accordance with the contractual terms of the partnership agreement. Diluted earnings per limited partner unit reflects, where applicable, the potential dilution that could occur if securities or other agreements to issue additional units of a limited partner class, such as phantom unit awards, were exercised, settled or converted into such units. We currently have none of these types of awards outstanding.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per limited partner unit for the period from July 19, 2011 (the closing of our IPO) through September 30, 2011 (amounts in thousands, except per unit data):

July 19, 2011 through September 30, 2011

Net income	$11,955
Less: General partner’s incentive distribution earned (1)	—
Less: General partner’s 2.0% ownership	239
Net income allocated to limited partners	$11,716

Numerator for basic and diluted earnings per limited partner unit:
Allocation of net income among limited partner interests:
Net income allocable to common units	$5,858
Net income allocable to subordinated units	5,858
Net income allocated to limited partners	$11,716

Denominator:
Basic and diluted weighted average number of limited partner units outstanding:
Common units	19,450
Subordinated units	19,450

Basic and diluted net income per limited partner unit:
Common units	$0.30
Subordinated units	$0.30
____________

(1)
Based on the amount of the distribution declared per common and subordinated unit related to earnings for the period from July 19, 2011 through September 30, 2011, our general partner was not entitled to receive any incentive distribution for this period.

11. EMPLOYEE BENEFITS

401(K) Retirement Plan

We historically have sponsored a retirement plan which is available to all employees who have six months of continuous service and covers all employees of OTA. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 and is qualified under Section 401(k) of the Internal Revenue Code. The contributions to the plan, as determined by management, are discretionary but may not exceed the maximum amount deductible under the applicable provisions of the Internal Revenue Code. We made contributions into the plan on behalf of all OTA subsidiaries and were then reimbursed by the related subsidiary. Our contributions to the retirement plan, net of amounts charged to other OTA entities, were $0 and $0.3 million for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, our contributions to the retirement plan, net of amounts charged to other OTA entities, were $0.6 million and $0.8 million, respectively. Effective June 1, 2011, in anticipation of the IPO, our former employees were transferred to OTA, and OTA became the sponsor of the 401(k) retirement plan. Subsequent to our entry into the Services Agreement, costs for the 401(k) retirement plan are included in the services billed to us by OTA pursuant to the Services Agreement.

Deferred Compensation Plan

Effective August 15, 1994, we adopted a special non-qualified deferred compensation plan for the purpose of providing deferred compensation to certain employees. The plan provides for elective salary deferrals by participants and discretionary contributions by us as defined by the plan. We recognized $0 and less than $0.1 million of accrued

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

compensation to participants for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, we recognized $0.1 million and $0.1 million, respectively, of accrued compensation to participants. Payments of accrued compensation totaled $0 and $0.1 million for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, payments of accrued compensation totaled $0.2 million and $0.5 million, respectively. Employee deferrals totaled $0 and less than $0.1 million for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, employee deferrals totaled $0.4 million and $0.2 million, respectively.

We purchased life insurance policies on certain of our employees and invested in mutual funds to assist in funding the deferred compensation liability. All payments of accrued compensation to participants had been funded by our operating cash flows. At December 31, 2010, the cash surrender value of the life insurance policies and the fair value of the mutual fund assets totaled $3.9 million. At December 31, 2010, the deferred compensation liability totaled $3.7 million, of which $0.6 million was classified as current based on the expected payments for the upcoming year. The deferred compensation liability was determined by hypothetical investment accounts based on actual mutual funds or money market funds selected by each participant. On June 1, 2011, in anticipation of the IPO, the deferred compensation plan obligations, related insurance policies and mutual funds, along with our former employees, were transferred to OTA. Subsequent to our entry into the Services Agreement, costs for the deferred compensation plan are included in the services billed to us by OTA pursuant to the Services Agreement.

12. FAIR VALUE MEASUREMENTS

We record certain investment securities at fair value. Fair value is determined based on the price that would be received for an asset or paid to transfer a liability in the most advantageous market, utilizing a hierarchy of three different valuation techniques:

Level 1: Quoted market prices for identical instruments in active markets;

Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs, or significant value drivers, are observable; and

Level 3: Prices reflecting our own assumptions concerning unobservable inputs to a valuation model; we do not have any financial assets that are measured at fair value using Level 3 inputs.

The following table summarizes our financial assets that are measured at fair value. We did not have any nonfinancial assets or nonfinancial liabilities which required remeasurement at fair value as of the dates indicated (in thousands):

	September 30, 2011		December 31, 2010
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Quoted Prices in Active Markets	Significant Other Observable Inputs
	(Level 1)	(Level 2)	(Level 1)	(Level 2)

Cash surrender value of life insurance policies (1)	$—	$—	$—	$1,224
Investments in mutual funds (1)	—	—	2,649	—
Fair value	$—	$—	$2,649	$1,224
__________

(1)
On June 1, 2011, in anticipation of the IPO, the deferred compensation plan obligations along with our former employees were transferred to OTA. As a result, all assets related to this plan were also transferred to OTA.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. MEDICAL INSURANCE AND POSTRETIREMENT BENEFIT OBLIGATIONS

Prior to June 1, 2011, we sponsored a self-insurance program for medical and dental insurance administered by a third party, which covered all of our former employees. The total expense and obligations to the administrator was a result of administrative fees, premiums and actual incidence of claims. Under the program, we were responsible for predetermined limit of claims per participant per year, or a maximum of $3.0 million to $4.0 million in the aggregate per year, in accordance with the plan agreements. Claims exceeding these amounts were covered by an insurance policy. Effective June 1, 2011, our former employees were transferred to OTA, and OTA became the sponsor of the self-insurance program. Subsequent to our entry into the Services Agreement, costs for the insurance program plan are included in the services billed to us by OTA pursuant to the Services Agreement.

Effective June 1, 2004, we established a non-pension postretirement benefit plan. The plan was designed to provide healthcare coverage, upon retirement, to the employees of OTA who met the age and service requirements. The health plan was contributory, with participants’ contributions adjusted annually. We were required to reflect the funded status of the defined benefit postretirement health plan as a prepaid asset or an accrued liability and to recognize the net deferred and unrecognized gains and losses, net of tax, as part of accumulated other comprehensive income within partners’ capital. We used a December 31 measurement date for the plan. Effective June 1, 2011, OTA became the sponsor of the postretirement benefit plan, and our obligations under this plan along with our former employees were transferred to OTA. Subsequent to our entry into the Services Agreement, costs for the postretirement benefit plan are included in the services billed to us by OTA pursuant to the Services Agreement.

The following table presents our net periodic benefit costs for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Service cost	$—	$88	$447	$637
Interest cost	—	78	190	235
Amortization of unrecognized amounts:
Prior service cost	—	28	47	83
Net actuarial loss	—	—	11	—
Net periodic benefit costs	$—	$194	$695	$955

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2011	2010

Cash paid for interest (net of capitalized interest) (1)	$12,272	$6,424
Cash taxes paid	1,366	200
Interest costs capitalized	371	20
Non-cash transactions: (2)
Distribution of certain land parcels and office building to OTA	$6,215	$—
Distribution of certain accounts and notes receivable to OTA	18,277	—
Cash distribution payable	3,557	—
Transfer of postretirement plan obligation to OTA (including $1.7 million of associated accumulated other comprehensive loss)	(8,824)	—
Transfer of deferred compensation plan obligations to OTA	(4,124)	—
Transfer of deferred compensation plan assets to OTA	4,010	—
Net deferred tax assets related to asset and liabilities transferred to OTA	4,531	—
Loan repayment by reducing short-term note receivable	—	2,097
Settlement of distribution by reducing short-term note receivable	—	10,000
_____________

(1)	2011 amount includes $6.4 million of fees incurred in connection with the repayment of indebtedness in connection with the IPO (see Note 8).

(2)
In connection with the IPO, OTH and OTB made non-cash distributions to OTA, consisting of certain land parcels, an office building and other property and equipment, certain accounts receivable and notes receivable, affiliate. In addition, the postretirement benefit and deferred compensation plans and obligations and certain assets to be used to fund the deferred compensation plan obligations were transferred to OTA. Related net deferred tax assets were also transferred to OTA.

During the nine months ended September 30, 2011, we paid distributions to OTA of $81.9 million, consisting of: (i) $2.0 million, which had been declared during December 2010 and paid in January 2011, and was included in accounts payable, affiliates at December 31, 2010 and (ii) $79.9 million, which was paid to OTA in July 2011 in connection with the IPO, $77.0 million of which was paid using proceeds from the public issuance of the common units. At September 30, 2011, we have a cash distribution payable of $3.6 million for the remaining cash distribution declared in connection with the IPO, which will be paid in the fourth quarter of 2011, and is reflected in accounts payable, affiliates.

During the nine months ended September 30, 2010, we paid distributions to OTA of $10.0 million by reducing a short-term note receivable due from Oiltanking Finance B.V.

During the nine months ended September 30, 2010, we paid a $2.1 million loan payment to Oiltanking Finance B.V. by reducing a $2.1 million short-term note receivable due from Oiltanking Finance B.V.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. SEGMENT REPORTING

We derive our net revenues from two operating segments — OTH and OTB. The two operating segments have been aggregated into one reportable segment because they have similar long-term economic characteristics, types and classes of customers and provide similar services.

Revenues by service category are as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Storage service fees	$22,329	$22,295	$66,880	$65,549
Throughput fees	5,283	5,109	17,582	15,417
Ancillary service fees	1,255	1,471	4,014	4,380
Total revenues	$28,867	$28,875	$88,476	$85,346

16. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we may become a party to certain claims or legal complaints arising in the ordinary course of business. In the opinion of management, the ultimate resolution of the potential or existing claims and complaints will not have a material adverse effect on our financial position, results of operations or cash flows.

Environmental Liabilities

We may experience releases of crude oil, petroleum products and fuels, liquid petroleum gas or other contaminants into the environment, or discover past releases that were previously unidentified. Although we maintain an inspection program designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to any such environmental releases from our assets may affect our business. As of September 30, 2011 and December 31, 2010, we have not identified any environmental obligations that would require accrual in our condensed consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this report. The following information and such unaudited condensed consolidated financial statements should also be read in conjunction with the combined financial statements and related notes, together with our discussion and analysis of financial condition and results of operations, included in our final prospectus dated July 13, 2011 (the “Prospectus”) included in our Registration Statement on Form S-1, as amended (SEC File No. 333-173199).

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements.” Forward-looking statements provide our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. Forward-looking statements can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report. Actual results may vary materially from such forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.

Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include but are not limited to: (i) changes in general economic conditions; (ii) competitive conditions in our industry; (iii) changes in the long-term supply and demand of crude oil, refined petroleum products and liquefied petroleum gas in the markets in which we operate; (iv) actions taken by our customers, competitors and third-party operators; (v) changes in the availability and cost of capital; (vi) operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control; (vii) the effects of existing and future laws and governmental regulations; and (viii) the effects of future litigation. These and other risks are described in the Prospectus, included in our Registration Statement on Form S-1, as amended (SEC File No. 333-173199). In addition, we may be subject to unforeseen risks that may have a materially adverse effect on us. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. The forward-looking statements speak only as of the date made, and, other than as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

Overview of Business

Oiltanking Partners, L.P. (“OILT”) is a Delaware limited partnership that was formed on March 14, 2011 to engage in the storage, terminaling and transportation of crude oil, refined petroleum products and liquefied petroleum gas. We currently own and operate storage and terminaling assets located along the upper Gulf Coast of the United States on the Houston Ship Channel and in Beaumont, Texas.

As discussed further below, we completed our initial public offering (“IPO”), and Oiltanking Holding Americas, Inc. (“OTA”) and its affiliates contributed all of their equity interests in Oiltanking Houston, L.P. (“OTH”) and Oiltanking Beaumont Partners, L.P. (“OTB”) to us on July 19, 2011. OTH and OTB (collectively, “Predecessor”) own and operate storage and terminaling assets located along the upper Gulf Coast of the United States on the Houston Ship Channel and in Beaumont, Texas. OTH and OTB are engaged primarily in the storage, terminaling and transportation of crude oil, refined petroleum products and liquefied petroleum gas in the Houston and Beaumont, Texas areas. Through July

19, 2011, OTH and OTB were wholly owned subsidiaries of OTA. At September 30, 2011, OTA is the owner of OILT’s general partner, OTLP GP, LLC, 7,949,901 common units and 19,449,901 subordinated units, representing an aggregate of 71.0% of OILT’s outstanding equity interests. OTA is a wholly owned subsidiary of Oiltanking GmbH.

Oiltanking GmbH and its subsidiaries, other than OILT, are collectively referred to herein as the “Oiltanking Group.” As used in this document, the terms “we,” “us,” and “our” and similar terms refer to OILT and its subsidiaries including its Predecessor, where applicable, unless the context indicates otherwise.

We operate crude oil and refined petroleum products terminals on the Houston Ship Channel. Our Houston facility currently has an aggregate active storage capacity of approximately 11.1 million barrels (“mmbbls”) and provides integrated terminaling services to a variety of customers, including major integrated oil companies, marketers, distributors and chemical companies. We are in the process of constructing 1.0 mmbbls of storage capacity, which is supported by multi-year contracts with two customers, and is expected to be placed in service within the next six months. Our Beaumont terminal serves as a regional hub for vacuum gas oil and clean petroleum products for refineries located in the upper Gulf Coast region. Our Beaumont facility has an aggregate active storage capacity of approximately 5.6 mmbbls and provides integrated terminaling services to a variety of customers, including major integrated oil companies, distributors, marketers and chemical and petrochemical companies.

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

Recent Developments
Initial Public Offering
On July 19, 2011, we completed our IPO of 11,500,000 common units at a price of $21.50 per unit, which included 1,500,000 common units issued in connection with the underwriters’ exercise of their over-allotment option. The net proceeds from the IPO of approximately $231.2 million, after deducting the underwriting discount and the structuring fee, were used to: (i) repay intercompany indebtedness owed to Oiltanking Finance B.V., a wholly owned finance company of the Oiltanking Group, in the amount of approximately $119.5 million, (ii) pay Oiltanking Finance B.V. for approximately $1.0 million of interest due on intercompany indebtedness and reimburse Oiltanking Finance B.V. for approximately $6.4 million of fees incurred in connection with the repayment of such indebtedness, (iii) make distributions to OTA and its affiliates in the aggregate amount of $77.0 million, (iv) pay other estimated offering expenses of approximately $3.0 million and (v) provide us working capital of approximately $24.3 million. Of the $24.3 million, we invested $20.0 million with Oiltanking Finance B.V. under a short-term note receivable.

In connection with the closing of the IPO, OTA and its affiliates contributed their equity interests in OTH and OTB to OILT on July 19, 2011, and OILT issued an aggregate of 7,949,901 common units and 19,449,901 subordinated units, both of which represent limited partner interests, to OTA and its affiliates, and issued incentive distribution rights to its general partner.

In connection with the IPO, certain assets and liabilities of OTH and OTB were distributed to OTA. We historically have sponsored a non-pension postretirement benefit plan for the employees of all entities owned by OTA and a deferred compensation plan for certain of our former employees. In connection with the anticipated IPO, on June 1, 2011, the postretirement benefit and deferred compensation plans and obligations were distributed to and assumed by OTA, and certain assets to be used to fund the deferred compensation plan obligations were distributed to OTA. In addition, effective June 1, 2011, our former employees were transferred to OTA, and OTA became the sponsor of our self-insurance program and 401(k) retirement plan. OTH and OTB also made non-cash distributions to OTA, consisting of certain land parcels, an office building, other property and equipment, certain accounts receivable and notes receivable, affiliate. OTH and OTB also made cash distributions to OTA. At September 30, 2011, approximately $3.5 million of the cash distribution had not yet been paid to OTA and is reflected in accounts payable, affiliates on the condensed consolidated balance sheet. Net deferred tax assets related to these assets and liabilities were also distributed to OTA. See Note 14 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding amounts distributed to OTA.

Agreements with Affiliates

Credit Agreement

On June 15, 2011, we entered into a two-year $50.0 million revolving line of credit agreement with Oiltanking Finance B.V., which was amended by Addendum No. 1, dated June 22, 2011 (the “Credit Agreement”). From time to time upon our written request and in the sole determination of Oiltanking Finance B.V., the revolving credit commitment can be increased up to an additional $75.0 million, for a maximum revolving credit commitment of $125.0 million. Borrowings bear interest at LIBOR plus a margin of 2.00% and any unused portion of the revolving line of credit is subject to a commitment fee of 0.50% per annum. The maturity date of the Credit Agreement is June 30, 2013. As of September 30, 2011, we had no outstanding borrowings under the Credit Agreement. We paid an arrangement fee of $0.3 million in connection with entering into the Credit Agreement, which was deferred and is being amortized over the life of the Credit Agreement. Amortization of these deferred financing costs is included in interest expense in the condensed consolidated statements of income.

The Credit Agreement requires us to maintain, on an calendar year basis, certain Financial Parameters (as such term is defined in the Credit Agreement), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are defined in the Credit Agreement). Based upon our calculations as of September 30, 2011, we were in compliance with respect to all covenants contained in the Credit Agreement.

Services Agreement
On July 19, 2011, in connection with the closing of the IPO, we entered into a services agreement (the “Services Agreement”) with our general partner and Oiltanking North America, LLC (“OTNA”), a subsidiary of OTA, pursuant to which OTNA agreed to provide us certain specified operating and selling, general and administrative services necessary to operate and manage our business. We agreed to reimburse OTNA for all reasonable costs and expenses incurred in connection with such services, subject to a maximum annual reimbursement obligation of $17.0 million for specified selling, general and administrative expenses. We also agreed to reimburse OTNA for all operating expenses, all expenses it incurs as a result of our becoming a publicly traded partnership, and all operating expenses that it incurs with respect to insurance coverage for our business, with such reimbursement obligations not subject to any cap.

The initial term of the Services Agreement is 10 years, and it will automatically renew for additional 12-month periods following the expiration of the initial term unless and until either we or OTNA provides 180 days written notice of our intention to terminate the agreement. During this time, the $17.0 million cap to which our reimbursement obligations related to selling, general and administrative expenses are subject, will be adjusted upwards as necessary each year to account for inflation as measured by the consumer price index. In addition, with the approval of the Conflicts Committee of the Board of Directors of our general partner, the reimbursement cap may be adjusted to account for growth in our business or asset base.

Omnibus Agreement

On July 19, 2011, in connection with the closing of the IPO, we entered into an Omnibus Agreement (the “Omnibus Agreement”) with our general partner and OTA, pursuant to which OTA agreed to provide us with a license to use the name “Oiltanking” and related marks in connection with our business at no cost to us.

The Omnibus Agreement also provides for certain indemnification obligations between us and OTA with respect to the assets which were contributed to us by OTA in connection with the closing of the IPO. OTA’s indemnification obligations to us include the following: (i) for a period of three years after the closing of the IPO, OTA will indemnify us for environmental losses arising out of any event or circumstance associated with the operation of our assets prior to the closing of the IPO of up to $15.0 million in the aggregate, provided that OTA will only be liable to provide indemnification for losses to the extent that the aggregate dollar amount of losses suffered by us exceeds $0.5 million in any calendar year; (ii) until 60 days after the applicable statute of limitations, OTA will indemnify us for any additional federal, state and local income tax liabilities attributable to the ownership and operation of our assets and the assets of our subsidiaries prior to the closing of the IPO; (iii) for a period of three years after the closing of the IPO, OTA will indemnify us for any losses resulting from the failure to have all necessary consents and governmental permits necessary for us to operate our assets in substantially the same manner in which they were used and operated immediately prior to the closing of the IPO; and (iv) for a period of three years after the closing of the IPO, OTA will indemnify us for any losses resulting from our failure to have valid and indefeasible easement rights, rights-of-way, leasehold and/or fee ownership interest in the lands where our assets are located if such failure prevents us from using or operating our assets in substantially the same manner as they were operated immediately prior to the closing of the IPO. The Omnibus Agreement will generally remain in effect so long as OTA controls our general partner, or unless mutually terminated by the parties.

Results of Operations
Summary
The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses and Adjusted EBITDA (as defined below) for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$28,867	$28,875	$88,476	$85,346
Operating costs and expenses:
Operating	6,907	7,560	23,542	23,742
Depreciation and amortization	3,843	3,835	11,795	11,475
Selling, general and administrative	3,907	4,705	13,258	13,097
(Gain) loss on disposal of fixed assets	—	(124)	544	(149)
Gain on property casualty indemnification	(681)	—	(928)	(3,701)
Total operating costs and expenses	13,976	15,976	48,211	44,464
Operating income	14,891	12,899	40,265	40,882
Other income (expense):
Interest expense	(614)	(2,352)	(5,202)	(7,221)
Loss on early extinguishment of debt	(6,382)	—	(6,382)	—
Interest income	7	44	31	53
Other income	290	193	431	165
Total other expense, net	(6,699)	(2,115)	(11,122)	(7,003)
Income before income tax (expense) benefit	8,192	10,784	29,143	33,879
Income tax (expense) benefit	27,118	(2,980)	21,403	(7,997)
Net income	$35,310	$7,804	$50,546	$25,882

Adjusted EBITDA	$18,053	$16,610	$51,676	$48,507

Reconciliation of Non-GAAP Financial Measure

We define Adjusted EBITDA as net income (loss) before net interest expense, income tax (expense) benefit and depreciation and amortization expense, as further adjusted to exclude certain other non-cash and non-recurring items, such as gains and losses on disposal of fixed assets, property casualty indemnification and early extinguishment of debt. Adjusted EBITDA is not a presentation made in accordance with GAAP. Adjusted EBITDA is a non-GAAP supplemental financial performance measure that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess: (i) our operating performance as compared to other publicly traded partnerships in the midstream energy industry, without regard to historical cost basis or financing methods, (ii) the viability of proposed projects and acquisitions and (iii) the overall rates of return on investment in various opportunities.

We believe that the presentation of Adjusted EBITDA provides useful information to investors in assessing our results of operations. The GAAP measure most directly comparable to Adjusted EBITDA is net income. Our non-GAAP financial measure of Adjusted EBITDA should not be considered as an alternative to GAAP measures, such as net income, operating income, cash flow from operating activities or any other GAAP measure of financial performance. Adjusted EBITDA has important limitations as an analytical tool because it excludes some but not all items that affect net income. You should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA may be defined differently by other companies in our industry, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

The following table presents a reconciliation of Adjusted EBITDA from net income, the most directly comparable GAAP financial measure, for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Reconciliation of Adjusted EBITDA from net income:
Net income	$35,310	$7,804	$50,546	$25,882
Depreciation and amortization	3,843	3,835	11,795	11,475
Income tax expense (benefit)	(27,118)	2,980	(21,403)	7,997
Interest expense, net	607	2,308	5,171	7,168
Loss on early extinguishment of debt	6,382	—	6,382	—
(Gain) loss on disposal of fixed assets	—	(124)	544	(149)
Gain on property casualty indemnification	(681)	—	(928)	(3,701)
Other income	(290)	(193)	(431)	(165)
Adjusted EBITDA	$18,053	$16,610	$51,676	$48,507

Operating Data

The following table presents operating data for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Storage capacity, end of period (mmbbls) (1)	16.7	16.8	16.7	16.8
Storage capacity, average (mmbbls) (1)	16.7	16.8	16.7	16.6
Terminal throughput (mbpd) (2)	762.3	772.6	793.1	774.8
Vessels per period	205	209	614	578
Barges per period	587	737	1,878	2,261
Trucks per period (3)	1,371	—	1,704	—
_______________________

(1)	During the third quarter of 2011, two tanks with total storage capacity of 130,000 barrels were taken out of service due to their age.

(2)	Represents thousands of barrels per day (“mbpd”).

(3)	Beginning in June 2011, one of our customers began unloading product by truck.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Adjusted EBITDA. Adjusted EBITDA for the three months ended September 30, 2011 increased by $1.5 million, or 8.7%, to $18.1 million from $16.6 million for the three months ended September 30, 2010. The increase in Adjusted EBITDA was primarily attributable to decreased operating and selling, general and administrative expenses of $1.5 million. The factors affecting the variance in Adjusted EBITDA are more fully discussed below.

Revenues. Revenues for the three months ended September 30, 2011 of $28.9 million remained relatively flat compared to revenues for the three months ended September 30, 2010. An increase of $0.2 million in revenues attributable to higher throughput fees was offset by a decrease of $0.2 million attributable to lower ancillary service fees.

Operating Expenses. Operating expenses for the three months ended September 30, 2011 decreased by $0.7 million, or 8.6%, to $6.9 million from $7.6 million for the three months ended September 30, 2010. The decrease in operating expenses was primarily due to a decrease of $0.8 million in property taxes resulting from a refund of property taxes related to the 2010 period and a reduction of the property tax accrual for the 2011 period and a decrease of $0.1 million primarily because of lower billings for services under the Services Agreement in the 2011 period as compared to payroll and employee-related costs for the 2010 period. The decrease in operating expenses was partially offset by an increase of $0.2 million in insurance costs, primarily due to a new policy entered into during 2011, and an increase of $0.1 million in rental expense associated with a new land lease.

Depreciation Expense. Depreciation expense for the three months ended September 30, 2011 of $3.8 million remained relatively flat compared to depreciation expense for the three months ended September 30, 2010. Increased depreciation expense due to assets placed in service in late 2010 was offset by decreased depreciation expense due to the distribution of assets to OTA in connection with the IPO.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A expenses”) for the three months ended September 30, 2011 decreased by $0.8 million, or 17.0%, to $3.9 million from $4.7 million for the three months ended September 30, 2010. The decrease in SG&A expenses was primarily due to a decrease of $0.5 million primarily because of lower billings for services under the Services Agreement in the 2011 period as compared to payroll and employee-related costs for the 2010 period, a decrease of $0.4 million in expenses resulting from the transfer of the non-pension postretirement benefit plan and the deferred compensation plan to OTA in connection with the IPO, a decrease of $0.2 million in engineering contract employee charges and a decrease of $0.1 million in software maintenance costs, partially offset by an increase of $0.4 million in professional fees.

Gain on Property Casualty Indemnification. During the three months ended September 30, 2011, we recognized a gain of $0.7 million from proceeds received under an insurance contract related to damages sustained during a hurricane in 2008.

Interest Expense. Interest expense for the three months ended September 30, 2011 decreased by $1.8 million, or 73.9%, to $0.6 million from $2.4 million for the three months ended September 30, 2010, primarily due to lower outstanding borrowings as a result of the early extinguishment of $119.5 million of notes payable, affiliate, with proceeds from the IPO.

Loss on Early Extinguishment of Debt. In July 2011, in connection with the IPO, we repaid $119.5 million of outstanding amounts under our notes payable, affiliate. We also reimbursed Oiltanking Finance B.V. for approximately $6.4 million in fees incurred in connection with the repayment of such indebtedness.

Income Tax (Expense) Benefit. Income taxes for the three months ended September 30, 2011 decreased by $30.1 million to a benefit of $27.1 million from expense of $3.0 million for the three months ended September 30, 2010. The income tax benefit was primarily attributable to the change in tax status of OTH. Prior to the IPO, in July 2011, OTH elected to be treated as a disregarded entity for U.S. federal income tax purposes. Upon the change in tax status of OTH, we recognized a non-recurring income tax benefit of $27.3 million related to the elimination of the deferred tax account balances.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Adjusted EBITDA. Adjusted EBITDA for the nine months ended September 30, 2011 increased by $3.2 million, or 6.5%, to $51.7 million from $48.5 million for the nine months ended September 30, 2010. The increase in Adjusted EBITDA was primarily attributable to increased revenues of $3.2 million. The factors affecting the variance in Adjusted EBITDA are more fully discussed below.

Revenues. Revenues for the nine months ended September 30, 2011 increased by $3.2 million, or 3.7%, to $88.5 million from $85.3 million for the nine months ended September 30, 2010. The increase in revenues was primarily attributable to increased throughput volumes resulting in an increase in throughput fees of $2.2 million and an increase in storage service fees resulting in an increase in revenue of $1.4 million, partially offset by a decrease of $0.4 million in ancillary service fees.

Operating Expenses. Operating expenses for the nine months ended September 30, 2011 decreased by $0.2 million, or 0.8%, to $23.5 million from $23.7 million for the nine months ended September 30, 2010. The decrease in operating expenses is primarily due to a decrease of $0.8 million in property taxes resulting from a refund of property taxes related to the 2010 period and a reduction of the property tax accrual for the 2011 period, a decrease of $0.5 million in repairs and maintenance costs and a decrease of $0.2 million in other operating costs, partially offset by an increase of $0.4 million in insurance costs, primarily due to a new policy entered into during 2011, an increase of $0.4 million in rental expenses associated with a new land lease, an increase of $0.3 million in permitting, licensing and other fees and an increase of $0.3 million because of higher billings for services under the Services Agreement in the 2011 period as compared to payroll and employee-related costs for the 2010 period.

Depreciation Expense. Depreciation expense for the nine months ended September 30, 2011 increased by $0.3 million, or 2.8%, to $11.8 million from $11.5 million for the nine months ended September 30, 2010. The increase in depreciation expense is primarily due to assets placed in service in late 2010, partially offset by decreased depreciation expense due to the distribution of assets to OTA in connection with the IPO.

SG&A Expenses. SG&A expenses for the nine months ended September 30, 2011 increased by $0.2 million, or 1.2%, to $13.3 million from $13.1 million for the nine months ended September 30, 2010. The increase in SG&A expenses is primarily due to an increase of $0.4 million in professional fees and an increase of $0.2 million primarily because of higher billings for services under the Services Agreement in the 2011 period as compared to payroll and employee-related costs for the 2010 period, partially offset by a decrease of $0.4 million in expenses resulting from the transfer of the non-pension postretirement benefit plan and the deferred compensation plan to OTA in connection with the IPO.

Loss on Disposal of Fixed Assets. During the nine months ended September 30, 2011, we recognized a loss of $0.5 million on the disposal of certain terminal assets that were dismantled.

Gain on Property Casualty Indemnification. During the nine months ended September 30, 2010, we recognized a gain of $3.7 million from proceeds received under an insurance contract relating to damages sustained at a dock facility that was struck by a vessel owned and operated by a third party during 2008. During the nine months ended September 30, 2011, we collected and recognized an additional gain of $0.2 million related to this incident. During the nine months ended September 30, 2011, we recognized a gain of $0.7 million from proceeds received under an insurance contract related to damages sustained during a hurricane in 2008.

Interest Expense. Interest expense for the nine months ended September 30, 2011 decreased by $2.0 million, or 28.0%, to $5.2 million from $7.2 million for the nine months ended September 30, 2010, primarily due to lower outstanding borrowings as a result of the early extinguishment of $119.5 million of notes payable, affiliate, with proceeds from the IPO.

Income Tax (Expense) Benefit. Income taxes for the nine months ended September 30, 2011 decreased by $29.4 million to a benefit of $21.4 million from expense of $8.0 million for the nine months ended September 30, 2010. The income tax benefit was primarily attributable to the change in tax status of OTH. Prior to the IPO, in July 2011, OTH elected to be treated as a disregarded entity for U.S. federal income tax purposes. Upon the change in tax status of OTH, we recognized a non-recurring income tax benefit of $27.3 million related to the elimination of the deferred tax account balances.

Liquidity and Capital Resources
Liquidity
Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, to service our debt and to pay distributions to partners. Our sources of liquidity generally may include cash generated by our operations, borrowings under our revolving line of credit and issuances of equity and debt securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements.

On July 19, 2011, we completed our IPO of 11,500,000 common units at a price of $21.50 per unit, which included 1,500,000 common units issued in connection with the underwriters’ exercise of the over-allotment option. The net proceeds from the IPO of approximately $231.2 million, after deducting the underwriting discount and the structuring fee, were used to: (i) repay intercompany indebtedness owed to Oiltanking Finance B.V., a wholly owned finance company of the Oiltanking Group, in the amount of approximately $119.5 million, (ii) pay Oiltanking Finance B.V. for approximately $1.0 million of interest due on intercompany indebtedness and reimburse Oiltanking Finance B.V. for approximately $6.4 million of fees incurred in connection with the repayment of such indebtedness, (iii) make distributions to OTA and its affiliates in the aggregate amount of $77.0 million, (iv) pay other estimated offering expenses of approximately $3.0 million and (v) provide us working capital of approximately $24.3 million. Of the $24.3 million, we invested $20.0 million with Oiltanking Finance B.V. under a short-term note receivable.

On October 21, 2011, we declared a quarterly cash distribution totaling $10.6 million, or $0.2678 per unit and a corresponding distribution on our general partner’s interest, to be paid on November 14, 2011 to all unitholders of record on November 3, 2011. The quarterly cash distribution for the three months ended September 30, 2011 was calculated as the minimum quarterly cash distribution of $0.3375 per unit pro-rated for the period beginning immediately after the closing date of the IPO, July 19, 2011, and ending on September 30, 2011. We intend to pay a quarterly distribution of at least $0.3375 per unit per quarter, which equates to $13.4 million per quarter, or $53.6 million per year, based on the number of common and subordinated units and the general partner interest currently outstanding, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. We do not have a legal obligation to pay this distribution.

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

In connection with the IPO, we repaid intercompany indebtedness owed to Oiltanking Finance B.V. in the amount of approximately $119.5 million and reimbursed Oiltanking Finance B.V. for approximately $6.4 million of fees incurred in connection with the repayment of such indebtedness. The following notes payable, affiliate, were outstanding as of September 30, 2011 (in thousands):

Amount
6.78% Note due 2019	$7,650
7.45% Note due 2019	6,400
7.02% Note due 2020	7,200
Total debt	21,250
Less current portion	(2,500)
Total long-term debt, affiliate	$18,750

Revolving Line of Credit

On June 15, 2011, we entered into a two-year $50.0 million revolving line of credit agreement with Oiltanking Finance B.V., which was amended by Addendum No. 1, dated June 22, 2011 (the “Credit Agreement”). From time to time upon our written request and in the sole determination of Oiltanking Finance B.V., the revolving credit commitment can be increased up to an additional $75.0 million, for a maximum revolving credit commitment of $125.0 million. Borrowings bear interest at LIBOR plus a margin of 2.00% and any unused portion of the revolving line of credit is subject to a commitment fee of 0.50% per annum. The maturity date of the Credit Agreement is June 30, 2013. As of September 30, 2011, we had no outstanding borrowings under the Credit Agreement.

The Credit Agreement requires us to maintain, on an calendar year basis, certain Financial Parameters (as such term is defined in the Credit Agreement), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are defined in the Credit Agreement). Based upon our calculations as of September 30, 2011, we were in compliance with respect to all covenants contained in the Credit Agreement.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Cash provided by (used in):
Operating activities	$31,262	$45,514
Investing activities	(45,201)	(26,698)
Financing activities	19,011	(10,981)

Operating Activities

Net cash flows provided by operating activities for the nine months ended September 30, 2011 decreased by $14.3 million, or 31.3%, to $31.3 million from $45.5 million for the nine months ended September 30, 2010. The decrease was primarily attributable to the timing of invoice payments to settle accounts payable and accrued expenses of $5.0 million, a decrease in accounts receivable of $3.1 million primarily due to the distribution of $2.4 million of accounts receivable to OTA in connection with the IPO, and the timing of payments made to settle affiliate payables of $4.1 million. These decreases were partially offset by an increase in throughput revenues and the annual escalation of storage fees.

Investing Activities

Net cash flows used in investing activities for the nine months ended September 30, 2011 increased by $18.5 million, or 69.3%, to $45.2 million from $26.7 million for the nine months ended September 30, 2010. The increase is primarily attributable to an increase in capital expenditures of $13.1 million, a decrease in proceeds of $3.7 million from property casualty indemnification and an increase of $1.0 million in the issuance, net of collections, of notes receivable from Oiltanking Finance B.V.

Financing Activities

Net cash flows provided by financing activities for the nine months ended September 30, 2011 increased by $30.0 million, or 273.1%, to $19.0 million from net cash flows used in financing activities of $11.0 million for the nine months ended September 30, 2010. The following were the principal factors resulting in the increase in net cash flows provided by financing activities:

•
In July 2011, we received net proceeds of $231.2 million from the issuance of 11,500,000 common units in our IPO, after deducting the underwriting discount and the structuring fee. We incurred an additional $3.0 million of costs associated with the IPO, resulting in total net proceeds from the IPO of $228.2 million.

•	In July 2011, we used the proceeds from the IPO to repay $119.5 million of outstanding notes payable, affiliate.

•
During the nine months ended September 30, 2011, we paid cash distributions to OTA and its affiliates of $81.9 million, consisting of: (i) $2.0 million, which had been declared during December 2010 and paid in January 2011, and was included in accounts payable, affiliates, at December 31, 2010 and (ii) $79.9 million, which was paid to OTA in July 2011 in connection with the IPO, $77.0 million of which was paid using proceeds from the public issuance of the common units.

•
During the nine months ended September 30, 2011, we repaid an additional $7.5 million of notes payable, affiliate, while during the nine months ended September 30, 2010, we repaid $11.0 million, net of borrowings, of notes payable, affiliate.

•	During the nine months ended September 30, 2011, we paid an arrangement fee of $0.3 million in connection with entering into the Credit Agreement.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2011 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$21,250	$2,500	$5,000	$5,000	$8,750
Interest payments	6,726	1,465	2,384	1,670	1,207
Operating lease obligations	13,950	600	1,200	1,200	10,950
Total contractual cash obligations	$41,926	$4,565	$8,584	$7,870	$20,907

Capital Expenditures

We expect to spend approximately $32.0 million in expansion capital during 2011, of which approximately $16.8 million was incurred through September 30, 2011. Maintenance capital expenditures for 2011 are estimated to be approximately $5.0 million, of which approximately $3.2 million was incurred through September 30, 2011. Our capital funding requirements were primarily funded by cash flows from operations.

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

Related Party Transactions
With respect to related party transactions, see Notes 2, 8 and 9 in the Notes to Unaudited Condensed Consolidated Financial Statements.
Overview of Critical Accounting Policies and Estimates

The preparation of these financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Estimates and assumptions are evaluated on a regular basis. We base our respective estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates and assumptions used in preparation of the consolidated financial statements.

Upon the closing of the IPO, the combined historical financial statements of OTH and OTB became the historical financial statements of Oiltanking Partners, L.P. Consequently, the critical accounting policies and estimates of OTH and OTB became our critical accounting policies and estimates. We believe these accounting policies reflect the more significant estimates and assumptions used in preparation of the financial statements. For a discussion regarding our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in the Prospectus.

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

For the nine months ended September 30, 2011, we did not have any variable rate indebtedness. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any hedges or forward contracts.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures

(as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011 at the reasonable assurance level.

(b)	Change in Internal Control Over Financial Reporting.

Except for the adoption of certain corporate governance policies as described below, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
**101.INS	XBRL Instance Document.
**101.SCH	XBRL Taxonomy Extension Schema Document.
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________

†	Represents management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		By:	OILTANKING PARTNERS, L.P. (Registrant)

		By:	OTLP GP, LLC, as General Partner

Date:	November 9, 2011	By:	/s/ Carlin G. Conner
Carlin G. Conner President and Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2011	By:	/s/ Kenneth F. Owen
Kenneth F. Owen Chief Financial Officer (Principal Financial Officer)