Form 10-K
period 2011-12-31
Oiltanking Partners, L.P.
filed 2012-03-15
CIK 1516007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                _____      to                     _____
Commission file number: 001-35230
Oiltanking Partners, L.P.
(Exact name of registrant as specified in its charter)

Delaware	45-0684578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15631 Jacintoport Blvd. Houston, TX	77015
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (281) 457-7900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common units representing limited partnership interests	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☑
As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s equity was not listed on any domestic exchange or over-the-counter market. The registrant’s common units began trading on the New York Stock Exchange on July 15, 2011.
As of March 9, 2012, there were 19,449,901 common units and 19,449,901 subordinated units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K (this “Report”) includes “forward-looking statements.” All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical facts, are forward-looking statements. Such statements use forward-looking words such as “proposed,” “anticipate,” “project,” “potential,” “could,” “should,” “continue,” “estimate,” “expect,” “may,” “believe,” “will,” “plan,” “seek,” “outlook” and other similar expressions that are intended to identify forward-looking statements, although some forward-looking statements are expressed differently. These statements discuss future expectations and contain projections. Specific factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to: (i) adverse regional, national or international economic conditions, adverse capital market conditions or adverse political development; (ii) changes in the marketplace for our products or services, such as increased competition, better energy efficiency, or general reductions in demand; (iii) changes in the long-term supply and demand of crude oil, refined petroleum products and liquefied petroleum gas in the markets in which we operate; (iv) actions taken by our customers, competitors and third party operators; (v) nonpayment or nonperformance by our customers; (vi) changes in the availability and cost of capital; (vii) unanticipated capital expenditures in connection with the construction, repair, or replacement of our assets; (viii) operating hazards, natural disasters, terrorism, weather-related delays, adverse weather conditions, including hurricanes, natural disasters, environmental releases, casualty losses and other matters beyond our control; (ix) the effects of existing and future laws and governmental regulations to which we are subject, including those that permit the treatment of us as a partnership for federal income tax purposes; and (x) the effects of future litigation. These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other factors that could also have material adverse effects on future results include the known material risks and uncertainties under the captions “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and we cannot assure you that actual results or developments that we anticipate will be realized or, even if substantially realized, will have the expected consequences to or effect on us or our business or operations.

The forward-looking statements contained in this Report speak only as of the date hereof. Although the expectations in the forward-looking statements are based on our current beliefs and expectations, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date hereof. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report and in our future periodic reports filed with the U.S. Securities and Exchange Commission (“SEC”). In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report may not occur.

PART I

Item 1.    Business

Introduction

Oiltanking Partners, L.P. (“OILT”) is a Delaware limited partnership formed by Oiltanking Holding Americas, Inc. (“OTA”) on March 14, 2011 to engage in the storage, terminaling and transportation of crude oil, refined petroleum products and liquefied petroleum gas. Through our wholly owned subsidiaries, Oiltanking Houston, L.P. (“OTH”) and Oiltanking Beaumont Partners, L.P. (“OTB” and together with OTH, our “Predecessor”), we own and operate storage and terminaling assets located along the Gulf Coast of the United States on the Houston, Texas Ship Channel and in Beaumont, Texas. We operate and report in one business segment.

Our Houston and Beaumont terminals provide deep-water access and significant interconnectivity to refineries, chemical and petrochemical companies, common carrier and dedicated pipelines and production facilities and have international distribution capabilities. Our facilities are directly connected to 18 refineries, storage facilities and production facilities along the Gulf Coast area through dedicated pipelines and common carrier pipelines, to end markets along the Gulf Coast and to the Cushing, Oklahoma storage interchange.

The diagram below illustrates the position and function of the independent terminaling and storage industry within the crude oil and refined products market chain.

Terminaling Industry’s Role in Crude Oil and Petroleum Products Supply Chain
OTA owns and controls OILT’s general partner, OTLP GP, LLC. OTA is a wholly owned subsidiary of Oiltanking GmbH. Oiltanking GmbH and its subsidiaries, other than OILT, are collectively referred to herein as the “Oiltanking Group.” As used in this document, the terms “we,” “us,” and “our” and similar terms refer to OILT and its subsidiaries including its Predecessor, where applicable, unless the context indicates otherwise.

We completed our initial public offering (“IPO”) of 11,500,000 common units at a price of $21.50 per unit on July 19, 2011. In exchange for OTA and its affiliates contributing all of their equity interests in OTH and OTB to us, we issued limited partner interests to OTA and its affiliates. We also issued incentive distribution rights (“IDRs”) to our general partner. Through July 18, 2011, OTH and OTB were wholly owned subsidiaries of OTA. At December 31, 2011, OTA owned our general partner, 7,949,901 common units and 19,449,901 subordinated units.

At December 31, 2011, we had outstanding (i) 19,449,901 common units and 19,449,901 subordinated units representing limited partner interests, (ii) a 2.0% general partner interest and (iii) IDRs. Common units held by public security holders represent 29.6% of all of our outstanding limited partner interests, and OTA and its affiliates hold 70.4% of all of our outstanding limited partner interests. The limited partners collectively hold a 98.0% limited partner interest in OILT, and the general partner holds a 2.0% general partner interest in OILT.

The following chart depicts our ownership structure as of December 31, 2011 and approximate ownership percentages.

Our common units are listed on the New York Stock Exchange (“NYSE”) under the symbol “OILT.”

Business Strategy

Our primary business objective is to generate stable cash flows to enable us to pay quarterly distributions to our unitholders and to increase our quarterly cash distributions over time. We intend to accomplish this objective by executing the following business strategies:

•	Capitalize on organic growth opportunities by expanding and developing the assets and properties that we already own.

•
Pursue accretive strategic acquisitions of terminaling, storage, pipeline and other midstream assets that will expand or complement our existing asset portfolio and that are expected to increase our revenues and cash flows.

•
Maintain and develop strong customer relationships based upon a high quality of service, reliability, the efficiency of our existing assets and operations and our global marketing and relationship network.

•	Maintain sound financial practices to ensure our long-term viability.

Competitive Strengths

We believe that we are well positioned to successfully execute our business strategies because of the following competitive strengths:

•	Well-positioned and highly integrated terminal assets creating high barriers of entry for potential competitors.

•	Established relationships with customers generating multi-year contracts and stable cash flows.

•	Expansive waterfront and dock capacity, allowing for efficient unloading and loading of cargoes.

•	Flexible, efficient and well-maintained assets that can be expanded at competitive costs.

•	Financial flexibility to fund growth.

•	Our relationship with the Oiltanking Group.

•	Experienced management team and operational expertise.

2011 Developments

Initial Public Offering
On July 19, 2011, we completed our IPO of 11,500,000 common units, including 1,500,000 common units issued in connection with the underwriters’ exercise of their over-allotment option, at a price of $21.50 per unit. The net proceeds from the IPO of approximately $231.2 million, after deducting the underwriting discount and the structuring fee, were used to: (i) repay intercompany indebtedness owed to Oiltanking Finance B.V., a wholly owned finance company of the Oiltanking Group, in the amount of approximately $119.5 million, (ii) pay Oiltanking Finance B.V. for approximately $1.0 million of interest due on intercompany indebtedness and reimburse Oiltanking Finance B.V. for approximately $6.4 million of fees incurred in connection with the repayment of such indebtedness, (iii) make distributions to OTA and its affiliates in the aggregate amount of $77.2 million, (iv) pay other offering expenses of approximately $3.4 million and (v) provide us with working capital of approximately $23.7 million. Of the $23.7 million, we invested $20.0 million with Oiltanking Finance B.V. under a short-term note receivable.

In exchange for OTA and its affiliates contributing all of their equity interests in OTH and OTB to us on July 19, 2011, we issued an aggregate of 7,949,901 common units and 19,449,901 subordinated units, both of which represent limited partner interests, to OTA and its affiliates. We also issued IDRs to our general partner.

In anticipation of our IPO, certain assets and liabilities of OTH and OTB were distributed to OTA. We historically sponsored a non-pension postretirement benefit plan for the employees of all entities owned by OTA and a deferred compensation plan for certain employees. On June 1, 2011, the postretirement benefit and deferred compensation plans and obligations were distributed to and assumed by OTA, and certain assets used to fund the deferred compensation plan obligations were distributed to OTA. In addition, effective June 1, 2011, our former employees were transferred to OTA, and OTA became the sponsor of our self-insurance program and 401(k) retirement plan. OTH and OTB also made non-cash distributions to OTA, consisting of certain land parcels, an office building, other property and equipment, certain accounts receivable and notes receivable, affiliate. OTH and OTB also made cash distributions to OTA. Net deferred tax assets related to these assets and liabilities were also distributed to OTA. See Note 18 in the Notes to Consolidated Financial Statements for further information regarding the amounts distributed to OTA.

Expansion Projects and Assets Placed Into Service
On November 8, 2011, we announced that the board of directors of our general partner approved expansion projects to construct two crude oil pipelines on the Houston Ship Channel and approximately one million barrels of new crude oil storage capacity at our Houston terminal. The approximately $85.0 million project is the first phase of anticipated infrastructure and storage capital expenditures to address additional customer demand at our Houston terminal. We have obtained the required environmental and internal approvals to commence construction and expect to complete construction of the pipelines and approximately one million barrels of new crude oil storage capacity during the first quarter of 2013.

The new one million barrels of storage capacity is in addition to the one million barrels of crude storage we began constructing at the Houston terminal in the first quarter of 2011. Two of the three tanks related to that project have been placed into service in December 2011, and we expect the last tank to be placed into service in the second quarter of 2012. We also completed the construction on and placed into service a barge dock at our Beaumont terminal. Once these expansion projects are complete, our total active storage capacity across all products will be approximately 18.8 million barrels. We anticipate funding the expansion projects with borrowings under our revolving line of credit (see “Credit Agreement” below). To the extent the project funding exceeds the $50.0 million capacity of the revolving line of credit, we expect to fund it with long-term borrowings from Oiltanking Finance B.V.
Agreements with Affiliates
Credit Agreement

On June 15, 2011, we entered into a two-year $50.0 million unsecured revolving line of credit agreement with Oiltanking Finance B.V., which was amended by Addendum No. 1, dated June 22, 2011 (the “Credit Agreement”). From time to time upon our written request and in the sole determination of Oiltanking Finance B.V., the revolving credit commitment can be increased up to an additional $75.0 million, for a maximum revolving credit commitment of $125.0 million. Borrowings bear interest at LIBOR plus a margin of 2.00% and any unused portion of the revolving line of credit is subject to a commitment fee of 0.50% per annum. The maturity date of the Credit Agreement is June 30, 2013. At December 31, 2011, we had no outstanding borrowings under the Credit Agreement. We paid an arrangement fee of $0.3 million in connection with entering into the Credit Agreement.

The Credit Agreement requires us to maintain, on a calendar year basis, certain Financial Parameters (as such term is defined in the Credit Agreement), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are defined in the Credit Agreement). See Note 9 in the Notes to Consolidated Financial Statements for further information.

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

We subsequently amended the Services Agreement on December 31, 2011, but effective as of July 19, 2011, to provide for an annual fixed fee of $14.9 million, payable in equal monthly installments, for the specified selling, general and administrative services that were previously reimbursable.

The initial term of the Services Agreement is 10 years, and it will automatically renew for additional 12-month periods following the expiration of the initial term unless and until either we or OTNA provides 180 days written notice of our intention to terminate the agreement. During this time, the $14.9 million fee related to selling, general and administrative expenses will be adjusted as necessary each year to account for inflation as measured by the consumer price index. In addition, with the approval of the Conflicts Committee of the board of directors of our general partner, the fee may be adjusted to account for growth in our business or asset base.

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

Assets and Areas of Operations

Our terminal assets are strategically located along the Gulf Coast of the United States on the Houston, Texas Ship Channel and in Beaumont, Texas. Our Houston and Beaumont terminals provide deep-water access and significant interconnectivity to refineries, chemical and petrochemical companies, common carrier and dedicated pipelines and production facilities and have international distribution capabilities. Our facilities are directly connected to 18 refineries, storage facilities and production facilities along the Gulf Coast area through dedicated pipelines and common carrier pipelines, to end markets along the Gulf Coast and to the Cushing, Oklahoma storage interchange. Certain of our facilities were designed and constructed specifically for our customers’ needs. These assets, as well as our substantial connectivity, combine to make us an important part of many of our customers’ supply chains, and we believe that their costs associated with arranging for alternative terminaling or storage would be substantial.

Refiners and chemical companies typically use our terminals because their facilities may not have adequate storage capacity or sufficient dock infrastructure or do not meet specialized handling requirements for a particular product. We also provide storage services to producers, marketers and traders that require access to large, strategically located storage capacity. Our combination of geographic location, efficient and well-maintained storage assets, deep-water access and extensive distribution interconnectivity give us the flexibility to meet the evolving demands of our existing customers as well as those of prospective customers seeking terminaling and storage services along the Gulf Coast.

Our primary assets are our terminal facilities and related infrastructure at our Houston and Beaumont terminals, information with regard to which is set forth below as of December 31, 2011:

Location	Active Storage Capacity (shell mmbbls)	Expansion Capacity (shell mmbbls)	No. of Active Tanks	% of Active Storage Capacity under Contract	Weighted- Average Contract Life (years) (1)	Composition of Contracted Storage Capacity	Supply Modes	Delivery Modes

Houston	11.7 (2)	7.4 (3)	62	99.1%	6.5	64% crude oil, 26% heavy petrochemical feedstocks, 7% refined petroleum products, 3% fuel oil	Vessel, Barge, Pipeline, Railcars, Tank Trucks	Vessel, Barge, Pipeline, Railcars, Tank Trucks
Beaumont	5.6 (4)	5.4 (5)	72	97.2%	4.2	99% refined petroleum products, 1% fuel oil	Vessel, Barge, Pipeline	Vessel, Barge, Pipeline
Total	17.3 (2)	12.8	134	98.2%	5.8
___________

(1)	Weighted based upon revenues for the year ended December 31, 2011.

(2)
In December 2011, two tanks with total storage capacity of 655,000 barrels were placed into service. These two storage tanks are part of an expansion project involving three storage tanks with an aggregate approximately one million barrels of storage capacity supported by multi-year contracts with two customers. We expect to place the third 390,000 barrel storage tank of this project into service during the second quarter of 2012. Active storage capacity set forth in the table only reflects completed construction that is operational and does not include the November 2011 announcement of expansion projects to construct one million barrels of new crude oil storage capacity expected to be placed into service during the first quarter of 2013 (see “2011 Recent Developments” above).

(3)
Represents additional storage capacity that could be constructed on 63 acres we currently hold under a long-term lease expiring in 2035. We have an option to acquire this acreage prior to December 2020 for a price of $6.0 million to $6.7 million.

(4)	During the third quarter of 2011, two tanks with total storage capacity of 130,000 barrels were taken out of service as they reached the end of their useful lives.

(5)
Represents additional storage capacity that could be constructed at our Beaumont terminal. Amount does not include more than 20.0 million barrels of additional storage capacity which we have sufficient acreage to construct on the remote side of our terminal complex with pipeline connections to our waterfront.

Because of the strategic location of our assets, our deep-water access and our integrated distribution network, as well as significant barriers to entry for potential competitors, we believe that we are well-positioned to expand our existing operations in the Gulf Coast region.

Houston Terminal

We operate one of the largest third-party crude oil and refined petroleum products terminals on the Houston Ship Channel. Our facility has an aggregate active storage capacity of approximately 11.7 million barrels and provides integrated terminaling services to a variety of customers, including major integrated oil companies, marketers, distributors and chemical companies. This active storage capacity does not include a 390,000 barrel storage tank we are completing for a customer, which is expected to be placed into service in the second quarter of 2012.

In November 2011, we announced expansion projects to construct two crude oil pipelines on the Houston Ship Channel and approximately one million barrels of new crude oil storage capacity at our Houston terminal. The approximately $85.0 million project is the first phase of anticipated infrastructure and storage capital expenditures to address additional customer demand at our Houston terminal. We expect to complete construction and place the assets in service during the first quarter of 2013.
The principal products handled at our Houston terminal complex are crude oil, the inputs for chemical production (such as naphtha and condensate), which are referred to as chemical feedstocks, liquefied petroleum gas and refined petroleum products, such as gasoline and distillates. Crude oil accounts for approximately 64% of our active storage capacity.
Our storage and distribution network is highly integrated with the greater Houston petrochemical and refining complex. The facility handles products through a number of transportation modes, primarily through pipelines interconnected to local refineries and production facilities, including Houston Refining’s refinery in Pasadena, Texas, PRSI’s refinery in Pasadena, Texas, ExxonMobil’s refinery in Baytown, Texas, which is the largest refinery in the United States, and BP’s refinery in Texas City, Texas. During 2012, we expect to handle products for an additional refinery in the area. The $85.0 million expansion project discussed above includes further development of our pipeline network to further expand our distribution capabilities.
Our Houston terminal also handles products through third-party crude oil, refined petroleum products and liquefied petroleum gas tankers and barges arriving at our deep-water docks. Our waterfront capabilities consist of six deep-water ship docks, allowing for the dockage of vessels with up to 130,000 deadweight tons (“dwt”) of cargo and vessel capacity, and two barge docks, allowing for barges with up to 20,000 dwt of cargo and barge capacity. Our deep-water ship docks can accommodate vessels with up to a 45 foot draft, including Suezmax tankers, which are the largest tankers that can navigate the Houston Ship Channel. We also have two permits that would allow us to add additional ship dock capacity and one permit that would allow us to add additional barge dock capacity. The size and structure of our waterfront at the Houston terminal allows us not only to receive and unload crude oil and refined petroleum products for our storage customers, but also to contract with customers for the rights to use our docks for their own activities. For example, for the year ended December 31, 2011, we generated 22% of our Houston terminal revenues from throughput fees charged to non-storage customers that utilize our waterfront to export and import liquefied petroleum gas and distillates under multi-year throughput agreements. In addition, our largest non-storage customer announced plans to nearly double its export capacity at our Houston terminal during the second half of 2012. To the extent this expansion occurs and this additional capacity is utilized, we expect to generate additional throughput fees with only minimal incremental operating costs or capital expenditures related to this planned expansion.

We believe our Houston terminal is well positioned to take advantage of changing crude oil logistics in the Gulf Coast as a result of pipeline construction projects that, in the aggregate, could transport approximately two million barrels of oil per day into and throughout the Gulf Coast region if completed as planned. To capitalize on these expected new sources of crude oil supply, we own or lease with an option to acquire the land and rights-of-way necessary to construct an additional 7.0 million barrels of crude storage capacity on existing property to be connected to our Houston terminal and to construct interconnections to one or more of the proposed pipelines. Under a lease agreement, which terminates in 2035, we are permitted to construct additional storage tanks on 63 acres, and we have the option to acquire the acreage until December 2020 for a price of $6.0 million to $6.7 million.

As of December 31, 2011, we had firm contracts for approximately 99.1% of our 11.7 million barrels of storage capacity at our Houston terminal, with a weighted-average contract life of 6.5 years.

Our real property at our Houston terminal consists of approximately 327 acres, including 63 acres of nearby parcels that could be connected to our Houston terminal through existing owned rights-of-way. We own all of such acreage in fee, with the exception of the 63 acres which we hold under the lease agreement described above. We have not yet constructed any assets on the leased acreage, however, we have cleared the land in anticipation of construction. In addition, we own approximately 24 acres at the Crossroads Interchange approximately six miles from our Houston terminal and the rights-of-way necessary to connect the acreage to our Houston terminal.

We believe that our location on the Houston Ship Channel to the east of the Beltway 8 Bridge enables us to handle larger vessels than our competitors who are located to the west of the Beltway 8 Bridge because our waterfront has fewer draft and beam restrictions.

Beaumont Terminal

Our Beaumont terminal, located on the Neches River, serves as a regional strategic and trading hub for refined petroleum products for refineries located in the Gulf Coast region. Our facility has an aggregate active storage capacity of approximately 5.6 million barrels and provides integrated terminaling services to a variety of customers, including major integrated oil companies, distributors, marketers and chemical and petrochemical companies. The principal products handled at our Beaumont terminal complex are refined petroleum products, which accounted for approximately 99% of our active storage capacity as of December 31, 2011.

Our storage and distribution network is highly integrated with the Beaumont/Port Arthur petrochemical and refining complex, and provides our customers with the additional services of mixing, blending, heating and marine vapor recovery. Our Beaumont facility handles products through a number of transportation modes, primarily through third-party pipelines interconnected to local refineries and production facilities, through our own dedicated pipeline system to Huntsman’s chemical production facility in Port Neches, and through third-party crude and refined petroleum products tankers and barges arriving at our deep-water docks. Our waterfront capabilities currently consist of two deep-water ship docks, allowing for the dockage of vessels with up to 130,000 dwt of cargo and vessel capacity and drafts of up to 40 feet, and two barge docks, allowing for barges with up to 20,000 dwt of cargo and barge capacity and drafts of up to 12 feet. We also own waterfront acreage adjacent to our terminal sufficient to accommodate two additional deep-water docks and a new barge dock. The additional waterfront acreage, if developed, would approximately double our dock capacity.

Our real property at our Beaumont terminal consists of 1,339 acres, all of which we own in fee. We own acreage adjacent to our waterfront on which we can construct tanks with an additional 5.4 million barrels of storage capacity. Additionally, we could construct more than 20.0 million barrels of additional storage capacity on the remote side of our terminal complex with pipeline connections to our waterfront. We believe that we have the existing acreage and potential for connectivity with major pipelines to rapidly and efficiently expand our Beaumont terminal if increasing crude oil supplies or other changing market trends create favorable conditions for growth.

As of December 31, 2011, we had firm contracts for approximately 97.2% of our 5.6 million barrels of storage capacity at our Beaumont terminal, with a weighted-average contract life of 4.2 years.

Our Operations

We provide integrated terminaling, storage, pipeline and related services for third-party companies engaged in the production, distribution and marketing of crude oil, refined petroleum products and liquefied petroleum gas. We generate our revenues exclusively through the provision of fee-based services to our customers. The types of fees we charge are:

•
Storage Services Fees.  For the year ended December 31, 2011, we generated approximately 75% of our revenues from fixed monthly fees for storage services, which our customers pay (i) to reserve storage space in our tanks and (ii) to compensate us for receiving an agreed upon average periodic amount of product volume, or throughput, on their behalf. These fees are owed to us regardless of the actual storage capacity utilized by our customers or the amount of throughput that we receive.

•
Throughput Fees.  For the year ended December 31, 2011, we generated approximately 20% of our revenues from throughput fees, which our non-storage customers pay us to receive or deliver volumes of products on their behalf to designated pipelines, third-party storage facilities or waterborne transportation. In addition, our storage customers pay us throughput fees when we receive volumes of products on their behalf that exceed the base throughput contemplated in their agreed upon monthly storage services fee. The revenues we generate from throughput fees vary based upon the volumes of products accepted at or withdrawn from our terminals.

•
Ancillary Services Fees.  For the year ended December 31, 2011, we generated approximately 5% of our revenues from fees associated with ancillary services such as heating, mixing and blending our storage customers’ products that are stored in our tanks, transferring our storage customers’ products between our tanks and marine vapor recovery. The revenues we generate from ancillary services fees vary based upon the activity levels of our customers.

Competition and Customers

Competition

Many major energy and chemical companies own extensive terminal storage facilities. Although such terminals often have the same capabilities as terminals owned by independent operators, they generally do not provide terminaling services to third parties. In many instances, major energy and chemical companies that own storage and terminaling facilities are also significant customers of independent terminal operators. Such companies typically have strong demand for terminals owned by independent operators when independent terminals have more cost-effective locations near key transportation links, such as deep-water ports. Major energy and chemical companies also need independent terminal storage when their own storage facilities are inadequate, either because of size constraints, the nature of the stored material or specialized handling requirements.

Independent terminal owners generally compete on the basis of the location and versatility of terminals, service and price. A favorably located terminal will have access to various cost-effective transportation modes, both to and from the terminal. Transportation modes typically include waterways, railroads, roadways and pipelines. Terminals located near deep-water port facilities are referred to as “deep-water terminals” and terminals without such facilities are referred to as “inland terminals,” although some inland facilities located on navigable waterways are serviced by barges.

Terminal versatility is a function of the operator’s ability to offer complex handling requirements for diverse products. The services typically provided by the terminal include, among other things, the safe storage of the product at specified temperature, moisture and other conditions, as well as receipt at and delivery from the terminal, all of which must be in compliance with applicable environmental regulations. A terminal operator’s ability to obtain attractive pricing is often dependent on the quality, versatility and reputation of the facilities owned by the operator. Although many products require modest terminal modification, operators with versatile storage capabilities typically require less modification prior to usage, ultimately making the storage cost to the customer more attractive.

We face significant competition from a variety of international, national and regional energy companies, including large, diversified midstream partnerships, global terminal operators and large multi-national energy companies of varying sizes, financial resources and experience. We believe that we are favorably positioned to compete in the industry due to the strategic location of our terminals in the Gulf Coast, their integration with area refineries, our reputation, our efficiency in docking incoming vessels on our waterfront, the prices we charge for our services and the quality and versatility of our services. We currently operate the only independent refined petroleum products handling and storage service businesses in the Beaumont/Port Arthur petrochemical and refining complex. We anticipate that any competition in those areas would come from the entry of a new competitor into the region.

The competitiveness of our service offerings could be significantly impacted by the entry of new competitors into the markets in which our Houston and Beaumont terminals operate. We believe, however, that significant barriers to entry exist in the crude oil and refined products terminaling and storage business, particularly for marine terminals and distribution assets. These barriers include significant costs and execution risk, a lengthy permitting and development cycle, financing challenges, shortage of personnel with the requisite expertise and the finite number of sites suitable for development.

Customers
Our Houston and Beaumont terminals collectively provide storage and terminaling services to a broad mix of customers including major integrated oil companies, refiners, marketers, distributors and chemical and petrochemical companies.

As of December 31, 2011, our Houston terminal had 17 customers with terminal services agreements and our Beaumont terminal had 16 customers with terminal services agreements. The following table presents percentage of revenues associated with our significant customers for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
BP p.l.c.	15%	14%	11%
LyondellBasell Industries	13%	12%	18%
Enterprise Products Partners	12%	12%	12%
Exxon Mobil Corporation	12%	12%	13%
Royal Dutch Shell plc	11%	11%	12%
Total	63%	61%	66%

No other customer accounted for more than 10% of our revenues during the years ended December 31, 2011, 2010 and 2009.

Seasonality
The crude oil, refined petroleum products and liquefied petroleum gas throughput in our terminals is directly affected by the level of supply and demand for crude oil, refined petroleum products and liquefied petroleum gas in the markets served directly or indirectly by our assets, which can fluctuate seasonally, particularly due to seasonal shutdowns of refineries during the spring months. Because a high percentage of our cash flow is derived from fixed storage services fees under multi-year contracts, our revenues are not generally seasonal in nature, nor are they typically affected by weather and price volatility.

Employees

We are managed and operated by the officers of our general partner and do not have any direct employees. All of the employees that conduct our business pursuant to the Services Agreement are employed by a wholly owned subsidiary of OTA. As of December 31, 2011, OTA had approximately 174 employees providing services to us.

We compensate OTA for providing those employee services pursuant to the Services Agreement. None of OTA’s employees are a party to collective bargaining agreements, and we have never experienced any work stoppages or other significant labor problems.

Capital Expenditures

We make capital expenditures in order to maintain and enhance the safety and integrity of our terminals, pipelines, storage facilities and related assets, to expand the reach or capacity of those assets, to improve the efficiency of our operations and to pursue new business opportunities. Maintenance capital expenditures are those capital expenditures required to maintain our long-term operating capacity. Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity over the long term. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

During 2011, we spent approximately $27.8 million for capital expenditures, of which $4.2 million related to maintenance capital projects and $23.6 million related to expansion projects. During 2011, we completed construction of a barge dock at our Beaumont terminal and continued construction of one million barrels of storage capacity at our Houston terminal, the first 655,000 barrels of which were placed into service in December 2011.

In 2012, we expect to spend approximately $90.0 million to $100.0 million for capital expenditures, of which approximately $6.5 million is expected to relate to maintenance capital expenditures. A majority of the expansion project spending projected for 2012 relates to crude oil pipelines and storage capacity projects at our Houston terminal.

In addition, during the second quarter of 2012, we expect to complete the construction and place into service a 390,000 barrel storage tank that we are constructing for a new customer.

On November 8, 2011, we announced that the board of directors of our general partner approved expansion projects to construct two crude oil pipelines on the Houston Ship Channel and approximately one million barrels of new crude oil storage capacity at our Houston terminal. The approximately $85.0 million project is the first phase of anticipated infrastructure and storage capital expenditures to address additional customer demand at our Houston terminal. We expect to spend a majority of the $85.0 million in 2012.

Environmental and Occupational Safety and Health Matters

General

Our operations are subject to stringent federal, state and local laws and regulations governing the release of materials into the environment, health and safety aspects of our operations, and otherwise relating to the protection of the environment. Compliance with these laws and regulations may require the acquisition of permits to conduct regulated activities; restrict the type, quantities and concentration of pollutants that may be emitted or discharged into or onto to the land, air and water; restrict the handling and disposal of solid and hazardous wastes; apply specific health and safety criteria addressing worker protection; and require remedial measures to mitigate pollution from former and ongoing operations. As with the industry, generally, compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, operate and upgrade equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we believe they do not affect our competitive position, as the operations of our competitors are similarly affected.

We believe our facilities are in substantial compliance with applicable environmental laws and regulations. However, these laws and regulations are subject to frequent change by regulatory authorities, and continued or future compliance with such laws and regulations, or changes in the interpretation of such laws and regulations, may require us to incur significant expenditures. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions that may limit or prohibit some or all of our operations. Additionally, a discharge of crude oil, refined petroleum products or liquefied petroleum gas into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to comply with applicable laws and regulations and to resolve claims made by third parties for claims for personal injury and property damage. These impacts could directly and indirectly affect our business, and have an adverse impact on our financial position, results of operations and liquidity.

The following is a discussion of certain laws and regulations affecting us. However, you should not rely on such discussion as an exhaustive review of all regulatory considerations affecting our operations.

Hazardous Substances and Wastes

The federal Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”), also known as Superfund, and comparable state laws, impose liability, without regard to fault or to the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include current and prior owners or operators of the site where the release occurred and companies that disposed of, or arranged for the disposal of, the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several, strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In the course of our ordinary operations, we generate waste that falls within CERCLA’s definition of a “hazardous substance” and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites.

We also generate solid wastes, including hazardous wastes, which are subject to the requirements of the federal Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes. From time to time, the EPA considers the adoption of stricter disposal standards for non-hazardous wastes, including crude oil and refined products wastes. We are not currently required to comply with a substantial portion of the RCRA requirements because our operations generate minimal quantities of hazardous wastes. However, it is possible that additional wastes, which could include wastes currently generated during operations, will in the future be designated as “hazardous wastes.” Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Any changes in the regulations could increase our maintenance capital expenditures and operating expenses.

We currently own and lease properties where hydrocarbons are being or have been handled for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other waste have been spilled or released on or under the properties owned or leased by us or on or under other locations where these wastes have been taken for disposal or recycling. In addition, certain of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater), or to perform remedial operations to prevent future contamination to the extent we are not indemnified for such matters.

Air Emissions

Our operations are subject to the federal Clean Air Act, as amended, and comparable state and local statutes. These laws and regulations govern emissions of air pollutants from various industrial sources and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction and/ or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and comply with air permits containing various emissions and operational limitations, and use specific emission control technologies to limit emissions. While we may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions, we do not believe that our operations will be materially adversely affected by such requirements, and the requirements are not expected to be any more burdensome to us than to any other similarly situated companies.

Climate Change

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are contributing to the warming of the earth’s atmosphere and other climate changes, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that require a reduction in emissions of GHGs from motor vehicles and also may trigger construction and operating permit review for GHG emissions from certain stationary sources, effective January 2, 2011. The EPA has published its final rule to address the permitting of GHG emissions from stationary sources. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from certain sources in the United States, including, among others, onshore oil and natural gas production, processing, transmission, storage and distribution facilities on an annual basis. In addition, Congress has from time to time considered legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise limits emissions of GHGs from our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for oil and natural gas that is produced, which could decrease demand for our storage services. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations.

Water

The Federal Water Pollution Control Act, as amended, also known as the Clean Water Act, and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil, into federal and state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency. Any unpermitted discharge of pollutants could result in penalties and significant remedial obligations. Our operations are adjacent to waterways. The transportation of crude oil and refined products over water involves risk and subjects us to the provisions of the Oil Pollution Act, as amended, and related state requirements, which subject owners of covered facilities to strict, joint, and potentially unlimited liability for removal costs and other consequences of an oil spill where the spill is into navigable waters, along shorelines or in the exclusive economic zone of the United States. In the event of an oil spill into navigable waters, substantial liabilities could be imposed upon us. Texas has also enacted similar oil spill laws.

Regulations under the Clean Water Act, the Oil Pollution Act and state laws also impose additional regulatory burdens on our operations. Spill prevention control and countermeasure requirements mandate containment to mitigate or prevent contamination of navigable waters in the event of an oil overflow, rupture or leak. For example, the Clean Water Act requires us to maintain spill prevention control and countermeasure plans at our facilities. In addition, the Oil Pollution Act requires that most oil transport and storage companies maintain and update various oil spill prevention and oil spill contingency plans. We maintain such plans, and where required have submitted plans and received federal and state approvals necessary to comply with the Oil Pollution Act, the Clean Water Act and related regulations. We have trained employees who serve as company emergency responders and also contract with various spill-response specialists to ensure appropriate expertise is available for any contingency, including spills of oil or refined products, from our facilities.

Our Houston and Beaumont facilities train a segment of their employee population to act as company emergency responders and also maintain spill response resources to address a spill or other release from the facilities. Response equipment inventory maintained at each facility is listed in the Facility Response Plan found at each facility. This equipment is handled by employees trained as company emergency responders at each of our facilities. These employees receive annual refresher emergency responder training as well as annual and other periodic drills and training to ensure that they are able to mitigate spills or other releases, and control site response activities, either on their own or, if necessary, until various third-party spill-response specialists whom we engage are able to respond.

Supporting our company emergency responders, as necessary, are various third-party spill-response specialists with whom we contract so that we may ensure appropriate expertise is available for any contingency from our facilities, including spills of oil or refined products. Our primary third-party spill-response specialist is Garner Environmental Services, Inc., who has extensive experience in the clean-up of hydrocarbons resulting from spills, blow-outs and natural disasters and is fully certified as an Oil Spill Removal Organization by the U.S. Coast Guard. Garner has offices near our facilities and maintains a large inventory of emergency response equipment near our facilities. Garner’s emergency response capabilities are bolstered by arrangements that it has entered into with other emergency response entities to provide additional trained responders in the event of multiple spills or other situations where a large deployment of emergency responders is necessary. We also maintain relationships and service agreements with multiple other emergency response providers.

Endangered Species Act

The Endangered Species Act restricts activities that may affect endangered species or their habitats. We believe that we are in compliance with the Endangered Species Act. However, the discovery of previously unidentified endangered species in areas where we operate could cause us to incur additional costs or become subject to operating restrictions or bans in the affected area.

Hazardous Materials Transportation Requirements

Our crude oil, refined petroleum product and liquefied petroleum gas pipelines are subject to regulation by the U.S. Department of Transportation (“DOT”), under the Hazardous Liquids Pipeline Safety Act of 1979, as amended, and comparable state statutes relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. These pipeline safety laws are subject to further amendment, with the potential for more onerous obligations and stringent standards being imposed on pipeline owners and operators. For example, on January 3, 2012, President Obama signed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, which act requires increased safety measures for gas and hazardous liquids transportation pipelines including, among other things, rules or standards relating to expanded integrity management requirements; automatic or remote-controlled valve use, excess flow valve use and leak detection system installation; confirmation of the maximum allowable pressure of pipelines in certain class locations and high consequence areas; and increasing the maximum penalty for violation of pipeline safety regulations from $1 million to $2 million. In addition, our pipelines are also subject to regulation by the DOT under the Pipeline Safety Improvement Act of 2002, which was amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006. The DOT, through the Pipeline and Hazardous Materials Safety Administration, has established a series of rules which require pipeline operators to develop and implement integrity management programs for natural gas and hazardous liquid pipelines located in areas where the consequences of potential pipeline accidents pose the greatest risk to people and their property. Moreover, regulations adopted by the DOT require operators to maintain comprehensive spill response plans, including extensive spill response training for pipeline personnel. We believe our operations are in substantial compliance with these laws and regulations.

Occupational Safety and Health

We are subject to the requirements of the Occupational Safety and Health Act, as amended (“OSHA”), and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our operations are in substantial compliance with applicable OSHA requirements, including general industry standards, record keeping requirements, and monitoring of occupational exposure to regulated substances.

Title to Properties and Rights-of-Way

Our real property falls into two categories: (i) parcels that we own in fee and (ii) parcels in which our interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities, permitting the use of such land for our operations. Portions of the land on which our pipelines and facilities are located are owned by us in fee title, and we believe that we have satisfactory title to these lands. The remainder of the land on which our pipelines and facilities are located are held by us pursuant to surface leases between us, as lessee, and the fee owner of the lands, as lessors. We believe that we have satisfactory leasehold estates or fee ownership to such lands. We have no knowledge of any challenge to the underlying fee title of any material lease, easement, right-of-way, permit or license held by us or to our title to any material lease, easement, right-of-way, permit or lease, and we believe that we have satisfactory title to all of our material leases, easements, rights-of-way, permits and licenses.

Safety and Maintenance

We perform preventive and normal maintenance on all of our storage tanks, terminals and pipeline systems and make repairs and replacements when necessary or appropriate. We also conduct routine and required inspections of those assets in accordance with applicable regulation. At our terminals, the tanks designed for storage of products with a vapor pressure of 0.5 pound-force per square inch absolute, or greater, are equipped with Internal Floating Roofs to minimize regulated emissions and prevent potentially flammable vapor accumulation.

Our terminal facilities have response plans, spill prevention and control plans, and other programs in place to respond to emergencies. Our truck and rail loading racks are protected with fire fighting systems in line with the rest of our facilities. We continually strive to maintain compliance with applicable air, solid waste and wastewater regulations.

On our pipelines, we use external coatings and impressed current cathodic protection systems to protect against external corrosion. We conduct all cathodic protection work in accordance with National Association of Corrosion Engineers standards. We continually monitor, test and record the effectiveness of these corrosion inhibiting systems.

We also monitor the structural integrity of selected segments of our pipelines through a program of periodic internal assessments using high resolution internal inspection tools, as well as hydrostatic testing, that conforms to federal standards. We accompany these assessments with a review of the data and mitigate or repair anomalies, as required, to ensure the integrity of the pipeline. We have initiated a risk-based approach to prioritizing the pipeline segments for future integrity assessments to ensure that the highest risk segments receive the highest priority for scheduling internal inspections or pressure tests for integrity.

Insurance

Our operations and assets are insured under a global insurance program administered by Oiltanking GmbH and placed with Lloyd’s of London and other international insurers. The major elements of this program include property damage (including terrorism), business interruption, third-party liability and environmental impairment insurance. We are invoiced directly by the brokers for this coverage. To the extent that other companies in this program experience covered losses, the limit of our coverage for potential losses may be decreased. In addition to the Oiltanking GmbH insurance program, OTA has a separate commercial liability policy including automobile, boiler and machinery, commercial crime, executive risk and property coverage. We believe that the amount of coverage provided is reasonable and appropriate. We also have directors’ and officers’ liability insurance for the directors and officers of our general partner.

Available Information

We file annual, quarterly and current reports and other documents with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549.  You may obtain information on the operations of the Public Reference Room by calling the SEC at (800) SEC-0330.  In addition, the SEC maintains an Internet website at www.sec.gov that contains reports and other information regarding issuers that file electronically with the SEC.

We also make available free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, simultaneously with or as soon as reasonably practicable after filing such materials with, or furnishing such materials to, the SEC, and on or through our Internet website, www.oiltankingpartners.com. The information on our website, or information about us on any other website, is not incorporated by reference into this Report.

Item 1A. Risk Factors

There are many factors that may affect our business, financial condition and results of operations and investments in us. Security holders and potential investors in our securities should carefully consider the risk factors set forth below, as well as the discussion of other factors that could affect us or investments in us included elsewhere in this Report. If one or more of these risks were to materialize, our business, financial condition or results of operations could be materially and adversely affected. These known material risks could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

Risks Inherent in our Business

We may not have sufficient cash from operations following the establishment of cash reserves and payment of costs and expenses, including cost reimbursements to our general partner, to enable us to pay the minimum quarterly distribution to our unitholders.

We may not have sufficient cash each quarter to pay the full amount of our minimum quarterly distribution. The amount of cash we can distribute on our common and subordinated units principally depends upon the amount of cash we generate from our operations, which fluctuates from quarter to quarter based on, among other things:

•	the volumes of crude oil, refined petroleum products and liquefied petroleum gas we handle;

•	the terminaling and storage fees with respect to volumes that we handle;

•
damage to pipelines, facilities, related equipment and surrounding properties caused by hurricanes, earthquakes, floods, fires, severe weather, explosions and other natural disasters and acts of terrorism or inadvertent damage to pipelines from construction, farm and utility equipment or damage to docks from collision with vessels;

•	leaks or accidental releases of products or other materials into the environment, whether as a result of human error or otherwise;

•	planned or unplanned shutdowns of the refineries and chemical production facilities owned by our customers;

•	prevailing economic and market conditions;

•	difficulties in collecting our receivables because of credit or financial problems of customers;

•	the effects of new or expanded health, environmental and safety regulations;

•	governmental regulation, including changes in governmental regulation of the industries in which we operate;

•	changes in tax laws;

•	weather conditions; and

•	force majeure.

In addition, the actual amount of cash we will have available for distribution depends on other factors, some of which are beyond our control, including:

•	the level of capital expenditures we make;

•	the cost of acquisitions;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets;

•	restrictions contained in debt agreements to which we are a party; and

•	the amount of cash reserves established by our general partner.

Our business would be adversely affected if the operations of our customers experienced significant interruptions. In certain circumstances, the obligations of many of our key customers under their terminal services agreements may be reduced or suspended, which would adversely affect our financial condition and results of operations.

We are dependent upon the uninterrupted operations of certain facilities owned or operated by our customers, such as the refineries and chemical production facilities we service. Any significant interruption at these facilities or inability to transport products to or from these facilities or to or from our customers for any reason would adversely affect our results of operations, cash flow and ability to make distributions to our unitholders. Operations at our facilities and at the facilities owned or operated by our suppliers and customers could be partially or completely shut down, temporarily or permanently, as the result of any number of circumstances that are not within our control, such as:

•	catastrophic events, including hurricanes;

•	environmental remediation;

•	labor difficulties;

•	disruptions in the supply of products to or from our facilities; and

•	terrorist attacks and acts of sabotage targeting oil and gas production facilities, refineries, processing plants, terminals and other infrastructure facilities.

Our terminal services agreements with many of our key customers provide that, if any of a number of events occur, including certain of those events described above, which we refer to as events of force majeure, and the event significantly delays or renders performance impossible with respect to a facility, usually for a specified minimum period of days, our customer’s obligations would be temporarily suspended with respect to that facility. In that case, a significant customer’s fixed storage services fees may be reduced or suspended, even if we are contractually restricted from recontracting out the storage space in question during such force majeure period, or the contract may be subject to termination. There can be no assurance that we are adequately insured against such risks. As a result, our revenue and results of operations could be materially adversely affected.

Our financial results depend on the demand for the crude oil, refined petroleum products and liquefied petroleum gas that we transport, store and distribute, among other factors, and the current economic downturn could result in lower demand for these products for a sustained period of time.

Any sustained decrease in demand for crude oil, refined petroleum products and liquefied petroleum gas in the markets served by our terminals could result in a significant reduction in storage or throughput in our terminals, which would reduce our cash flow and our ability to make distributions to our unitholders. Our financial results may also be affected by uncertain or changing economic conditions within certain regions, including the challenges affecting economic conditions in the entire United States. If economic and market conditions remain uncertain or adverse conditions persist, spread or deteriorate further, we may experience material impacts on our business, financial condition and results of operations.

Other factors that could lead to a decrease in market demand include:

•	the impact of weather on demand for oil;

•	the level of domestic oil and gas production, both on a stand-alone basis and as compared to the level of foreign oil and gas production;

•	higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline;

•	an increase in automotive engine fuel economy, whether as a result of a shift by consumers to more fuel-efficient vehicles or technological advances by manufacturers;

•
the increased use of alternative fuel sources, such as ethanol, biodiesel, fuel cells and solar, electric and battery-powered engines. Current laws will require a significant increase in the quantity of ethanol and biodiesel used in transportation fuels between now and 2022. Such an increase could have a material impact on the volume of fuels transported on our pipeline or loaded at our terminals; and

•
an increase in the market price of crude oil that leads to higher refined petroleum product prices, which may reduce demand for refined petroleum products and drive demand for alternative products. Market prices for crude oil and refined petroleum products are subject to wide fluctuation in response to changes in global and regional supply that are beyond our control, and increases in the price of crude oil may result in a lower demand for refined petroleum products.

Any decrease in supply and marketing activities may result in reduced throughput volumes at our terminal facilities, which would adversely affect our financial condition and results of operations.

Restrictions in our debt agreements could adversely affect our business, financial condition or results of operations.

Under our loan agreements with Oiltanking Finance B.V., we are prohibited from incurring additional indebtedness from third parties without the approval of Oiltanking Finance B.V. In addition, these loan agreements contain covenants that require us to maintain certain debt, leverage and equity ratios and prohibit us from pledging our assets to third parties. Our revolving line of credit with Oiltanking Finance B.V. contains similar restrictions and covenants that could restrict our ability to make cash distributions to our unitholders. As a result, we will be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

Our operations are subject to operational hazards and unforeseen interruptions, including interruptions from hurricanes or floods, for which we may not be adequately insured.

Our primary operations are currently all located in the Gulf Coast region, and are subject to operational hazards and unforeseen interruptions, including interruptions from hurricanes or floods, which have historically impacted the region with some regularity. Each of our Houston and Beaumont terminals, for example, has experienced damage and interruption of business due to hurricanes. We may also be affected by factors such as adverse weather, accidents, fires, explosions, hazardous materials releases, mechanical failures, disruptions in supply infrastructure or logistics and other events beyond our control. In addition, our operations are exposed to other potential natural disasters, including tornadoes, storms, floods and/or earthquakes. If any of these events were to occur, we could incur substantial losses because of personal injury or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our related operations.

We are not fully insured against all risks incident to our business. Certain of our insurance policies that are under the global insurance program administered by Oiltanking GmbH provide coverage to entities in the Oiltanking Group that were not contributed to us in connection with the IPO. This allocation may result in limiting the amount of recovery available to us for purposes of covered losses.

Furthermore, we may be unable to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased and could escalate further. In addition sub-limits have been imposed for certain risks. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we are not fully insured, it could have a material adverse effect on our financial condition, results of operations and cash available for distribution to unitholders.

Reduced volatility in energy prices or new government regulations could discourage our storage customers from holding positions in crude oil or refined petroleum products, which could adversely affect the demand for our storage services.

We have constructed and continue to construct new storage facilities in response to increased customer demand for storage. Many of our competitors have also built new storage facilities. The demand for new storage has resulted in part from our customers’ desire to have the ability to take advantage of profit opportunities created by volatility in the prices of crude oil and petroleum products. If the prices of crude oil and petroleum products become relatively stable, or if federal and/or state regulations are passed that discourage our customers from storing those commodities, demand for our storage services could decrease, in which case we may be unable to renew contracts for our storage services or be forced to reduce the rates we charge for our storage services, either of which would reduce the amount of cash we generate.

Some of our current terminal services agreements are automatically renewing on a short-term basis, and may be terminated at the end of the current renewal term upon requisite notice. If one or more of our current terminal services agreements is terminated and we are unable to secure comparable alternative arrangements, our financial condition and results of operations will be adversely affected.

Some of our terminal services agreements currently in effect are operating in the automatic renewal phase of the contract that begins upon the expiration of the primary contract term. Our terminal services agreements generally have primary contract terms that range from one year up to 15 years. Upon expiration of the primary contract term, these agreements renew automatically for successive renewal terms that range from one to five years unless earlier terminated by either party upon the giving of the requisite notice, generally ranging from three to 18 months prior to the expiration of the applicable renewal term. If any one or more of our terminal services agreements is terminated and we are unable to secure comparable alternative arrangements, we may not be able to generate sufficient additional revenue from third parties to replace any shortfall in revenue or increase in costs. Additionally, we may incur substantial costs if modifications to our terminals are required by a new or renegotiated terminal services agreement. The occurrence of any one or more of these events could have a material impact on our financial condition and results of operations.

Competition from other terminals that are able to supply our customers with comparable storage capacity at a lower price could adversely affect our financial condition and results of operations.

We face competition from other terminals that may be able to supply our customers with integrated terminaling services on a more competitive basis. We compete with national, regional and local terminal and storage companies, including major integrated oil companies, of varying sizes, financial resources and experience. Our ability to compete could be harmed by factors we cannot control, including:

•	our competitors’ construction of new assets or redeployment of existing assets in a manner that would result in more intense competition in the markets we serve;

•	the perception that another company may provide better service; and

•	the availability of alternative supply points or supply points located closer to our customers’ operations.

Any combination of these factors could result in our customers utilizing the assets and services of our competitors instead of our assets and services, or us being required to lower our prices or increase our costs to retain our customers, either of which could adversely affect our results of operations, financial position or cash flows, as well as our ability to pay cash distributions to our unitholders.

The expected introduction of significant new crude oil supplies to the Gulf Coast region upon the completion of planned pipeline construction projects could decrease our customers’ dependence on waterborne crude oil imports and lead to a reduction in the demand for our marine terminal services.

We believe that current and planned expansion projects of other companies will introduce significant new crude oil supplies to the Gulf Coast through proposed pipeline projects that, if approved and completed as expected, could transport approximately two million barrels of crude oil per day into and throughout the region within the next few years.

These or other pipeline construction projects could result in pipeline-delivered crude oil accounting for an increasing share of the crude oil supplies utilized by our customers. This could lead to a decrease in the utilization of waterborne foreign crude oil imports by our customers and a related decrease in demand for our marine terminal services.

Our expansion of existing assets and construction of new assets may not result in revenue increases and will be subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our operations and financial condition.

A portion of our strategy to grow and increase distributions to unitholders is dependent on our ability to expand existing assets and to construct additional assets. The construction of a new terminal, or the expansion of an existing terminal, such as by increasing storage capacity or otherwise, involves numerous regulatory, environmental, political and legal uncertainties, most of which are beyond our control. Moreover, we may not receive sufficient long-term contractual commitments from customers to provide the revenue needed to support such projects. As a result, we may construct new facilities that are not able to attract enough storage customers or throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition and our ability to make distributions to our unitholders.

If we undertake these projects, they may not be completed on schedule or at all or at the budgeted cost. We may be unable to negotiate acceptable interconnection agreements with third-party pipelines to provide destinations for increased throughput. Even if we receive sufficient multi-year contractual commitments from customers to provide the revenue needed to support such projects and we complete our construction projects as planned, we may not realize an increase in revenue for an extended period of time. For instance, if we build a new terminal, the construction will occur over an extended period of time and we will not receive any material increases in revenues until after completion of the project. Any of these circumstances could adversely affect our results of operations and financial condition and our ability to make distributions to our unitholders.

If we are unable to make acquisitions on economically acceptable terms, our future growth would be limited, and any acquisitions we make may reduce, rather than increase, our cash generated from operations on a per unit basis.

A portion of our strategy to grow our business and increase distributions to unitholders is dependent on our ability to make acquisitions that result in an increase in our cash available for distribution per unit. If we are unable to make acquisitions from third parties, including from OTA and its affiliates, because we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, we are unable to obtain financing for these acquisitions on economically acceptable terms or we are outbid by competitors, our future growth and ability to increase distributions will be limited. Furthermore, even if we do consummate acquisitions that we believe will be accretive, they may in fact result in a decrease in our cash available for distribution per unit. Any acquisition involves potential risks, some of which are beyond our control, including, among other things:

•	mistaken assumptions about revenues and costs, including synergies;

•	an inability to integrate successfully the businesses we acquire;

•	an inability to hire, train or retain qualified personnel to manage and operate our business and newly acquired assets;

•	the assumption of unknown liabilities;

•	limitations on rights to indemnity from the seller;

•	mistaken assumptions about the overall costs of equity or debt;

•	the diversion of management’s attention from other business concerns;

•	unforeseen difficulties operating in new product areas or new geographic areas; and

•	customer or key employee losses at the acquired businesses.

If we consummate any future acquisitions, our capitalization and results of operations may change significantly, and unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources.

Revenues we generate from throughput fees vary based upon the volumes of products handled at our terminals and the activity levels of our customers. Any short- or long-term decrease in the demand for the crude oil, refined petroleum products or liquefied petroleum gas we handle or any interruptions to the operations of certain of our customers, could reduce the amount of cash we generate and adversely affect our ability to make distributions to our unitholders.

For the year ended December 31, 2011, we generated approximately 20% of our revenues from throughput fees, which (i) our non-storage customers pay us to receive or deliver volumes of products on their behalf to designated pipelines, third-party storage facilities or waterborne transportation and (ii) our storage customers pay us to receive volumes of products on their behalf that exceed the base throughput contemplated in their agreed upon monthly storage services fee. In addition, approximately 12% of our revenues were generated from throughput fees charged to a single customer.

The revenues we generate from throughput fees vary based upon the volumes of products accepted at or withdrawn from our terminals, and our non-storage customers are not obligated to pay us any throughput fees unless we move volumes of products across our pipelines or docks on their behalf. If one or more of our non-storage customers were to slow or suspend its operations, or otherwise experience a decrease in demand for our services, our revenues under our agreements with such customers would be reduced or suspended, resulting in a decrease in the revenues we generate.

We are exposed to the credit risk of our customers, and any material nonpayment or nonperformance by our key customers could adversely affect our financial results and cash available for distribution.

We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers. Approximately 63% of our revenues for the year ended December 31, 2011 were attributable to our five largest customers. Our credit procedures and policies may not be adequate to fully eliminate customer credit risk. If we fail to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration in their creditworthiness, any resulting increase in nonpayment or nonperformance by them and our inability to re-market or otherwise use the capacity could have a material adverse effect on our business, financial condition, results of operations and ability to pay distributions to our unitholders.

Any reduction in the capability of our customers to utilize third-party pipelines that interconnect with our terminals, or to continue utilizing them at current costs, could cause a reduction of volumes transported through our terminals.

Many users of our terminals are dependent upon connections to third-party pipelines, to receive and deliver crude oil, refined petroleum products and liquefied petroleum gas. Any interruptions or reduction in the capabilities of these interconnecting pipelines due to testing, line repair, reduced operating pressures, or other causes would result in reduced volumes transported through our terminals. Similarly, if additional shippers begin transporting volume over interconnecting pipelines, the allocations to our existing shippers on these interconnecting pipelines could be reduced, which also could reduce volumes transported through our terminals. Allocation reductions of this nature are not infrequent and are beyond our control. In addition, if the costs to us or our storage service customers to access and transport on these third-party pipelines significantly increase, our profitability could be reduced. Any such increases in cost, interruptions or allocation reductions that, individually or in the aggregate, are material or continue for a sustained period of time could have a material adverse effect on our financial position, results of operations or cash flows.

If we are unable to diversify our assets and geographic locations, our ability to make distributions to our unitholders could be adversely affected.

We rely exclusively on sales generated from products distributed from the terminals we own, which are exclusively located in the Gulf Coast region. Due to our lack of diversification in asset type and location, an adverse development in these businesses or areas, including adverse developments due to catastrophic events or weather and decreases in demand for refined petroleum products, could have a significantly greater impact on our results of operations and cash available for distribution to our unitholders than if we maintained more diverse assets and locations.

Mergers among our customers and competitors could result in lower volumes being stored in or distributed through our terminals, thereby reducing the amount of cash we generate.

Mergers between our existing customers and our competitors could provide strong economic incentives for the combined entities to utilize their existing systems instead of ours in those markets where the systems compete. As a result, we could lose some or all of the volumes and associated revenues from these customers and we could experience difficulty in replacing those lost volumes and revenues. Because most of our operating costs are fixed, a reduction in volumes would result not only in less revenue, but also a decline in cash flow of a similar magnitude, which would adversely affect our results of operations, financial position or cash flows, as well as our ability to pay cash distributions.

We may incur significant costs and liabilities in complying with stringent environmental and occupational health and safety laws and regulations.

Our operations involve the transport and storage of crude oil, refined petroleum products and liquefied petroleum gas and are subject to federal, state, and local laws and regulations governing the release of materials into the environment, health and safety aspects of our operations, and otherwise relating to the protection of the environment. Compliance with this complex array of federal, state, and local laws and regulations is difficult and may require significant capital expenditures and operating costs to mitigate or prevent pollution. Moreover, our business is subject to accidental spills, discharges or other releases of petroleum or hazardous substances into the environment and neighboring areas, in which events joint and several, strict liability may be imposed against us under certain environmental laws for costs required to remediate and restore impacted properties, for claims made by neighboring landowners and other third parties for personal injury, natural resource and property damages, and for costs required to conduct health studies. Failure to comply with applicable environmental, health, and safety laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, permit revocations, and injunctions limiting or prohibiting some or all of our operations.

We cannot predict what additional environmental, health and safety legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to our operations. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. These expenditures or costs for environmental and occupational health and safety compliance could have a material adverse effect on our results of operations, financial condition and profitability.

We could incur significant costs and liabilities in responding to contamination that occurs at our facilities.

Our pipeline and terminal facilities have been used for transportation, storage and distribution of crude oil, refined petroleum products and liquefied petroleum gas for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons and wastes from time to time have been spilled or released on or under the terminal properties. In addition, the terminal properties were previously owned and operated by other parties and those parties from time to time also have spilled or released hydrocarbons or wastes. The terminal properties are subject to federal, state and local laws that impose investigatory and remedial obligations, some of which are joint and several or strict liability obligations without regard to fault, to address and prevent environmental contamination. We may incur significant costs and liabilities in responding to any soil and groundwater contamination that occurs on our properties, even if the contamination was caused by prior owners and operators of our facilities.

Climate change legislation or regulations restricting emissions of GHGs could result in increased operating and capital costs and reduced demand for our storage services.

Based on findings made by the EPA in December 2009 that GHGs present an endangerment to public health and the environment because emissions of such gases are contributing to warming of the earth’s atmosphere and other climatic changes, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the federal Clean Air Act including one rule that requires a reduction in emissions of GHGs from motor vehicles and another rule that requires certain construction and operating permit reviews for GHGs from certain large stationary sources. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified large GHG emission sources in the United States on an annual basis, including, among other sources, certain onshore oil and natural gas production, processing, transmission, storage and distribution facilities.

In addition, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of GHGs and almost one-half of the states have already taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. The adoption of legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas that is produced, which may decrease demand for our storage services, and thus have an adverse effect on our business, financial condition and results of operations.

Terrorist attacks aimed at our facilities or surrounding areas could adversely affect our business.

The U.S. government has issued warnings that energy assets, specifically the nation’s pipeline and terminal infrastructure, may be the future targets of terrorist organizations. Any terrorist attack at our facilities, those of our customers and, in some cases, those of other pipelines, refineries or terminals could materially and adversely affect our financial condition, results of operations or cash flows.

Risks Relating to our Structure

OTA owns and controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including OTA, have conflicts of interest with us and limited fiduciary duties, and they may favor their own interests to the detriment of us and our unitholders.

OTA owns and controls our general partner and appoints all of the directors of our general partner. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to OTA. Therefore, conflicts of interest may arise between OTA and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders. These conflicts include the following situations, among others:

•
our general partner is allowed to take into account the interests of parties other than us, such as OTA, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders;

•	neither our partnership agreement nor any other agreement requires OTA to pursue a business strategy that favors us;

•
our partnership agreement limits the liability of and reduces fiduciary duties owed by our general partner and also restricts the remedies available to unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;

•	except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;

•
our general partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the level of reserves, each of which can affect the amount of cash that is distributed to our unitholders;

•
our general partner determines the amount and timing of any capital expenditure and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. Our partnership agreement does not set a limit on the amount of maintenance capital expenditures that our general partner may incur. This determination can affect the amount of cash that is distributed to our unitholders which, in turn, may affect the ability of the subordinated units to convert;

•
our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate the expiration of the subordination period;

•
our partnership agreement permits us to distribute up to $30.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our subordinated units or the IDRs;

•
our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with its affiliates on our behalf;

•	our general partner intends to limit its liability regarding our contractual and other obligations;

•	our general partner may exercise its right to call and purchase common units if it and its affiliates own more than 80% of the common units;

•	our general partner controls the enforcement of obligations that it and its affiliates owe to us;

•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us; and

•
our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our general partner’s IDRs without the approval of the conflicts committee of the board of directors of our general partner or the unitholders. This election may result in lower distributions to the common unitholders in certain situations.

In addition, we may compete directly with entities in which OTA has an interest for acquisition opportunities and potentially will compete with these entities for new business or extensions of the existing services provided by us.

Our general partner intends to limit its liability regarding our obligations.

Our general partner intends to limit its liability under contractual arrangements so that the counterparties to such arrangements have recourse only against our assets, and not against our general partner or its assets. Our general partner may therefore cause us to incur indebtedness or other obligations that are nonrecourse to our general partner. Our partnership agreement provides that any action taken by our general partner to limit its liability is not a breach of our general partner’s fiduciary duties, even if we could have obtained more favorable terms without the limitation on liability. In addition, we are obligated to reimburse or indemnify our general partner to the extent that it incurs obligations on our behalf. Any such reimbursement or indemnification payments would reduce the amount of cash otherwise available for distribution to our unitholders.

Our partnership agreement requires that we distribute all of our available cash, which could limit our ability to grow and make acquisitions.

We expect that we will distribute all of our available cash to our unitholders and will rely primarily upon external financing sources, including commercial bank borrowings, borrowings from Oiltanking Finance B.V. and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. As a result, to the extent we are unable to finance growth externally, our cash distribution policy will significantly impair our ability to grow.

In addition, because we distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement or in our revolving line of credit on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the available cash that we have to distribute to our unitholders.

Our partnership agreement limits our general partner’s fiduciary duties to holders of our common and subordinated units.

Our partnership agreement contains provisions that modify and reduce the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, or otherwise free of fiduciary duties to us and our unitholders. This entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include:

•	how to allocate business opportunities among us and its affiliates;

•	whether to exercise its limited call right;

•	how to exercise its voting rights with respect to the units it owns;

•	whether to exercise its registration rights;

•	whether to elect to reset target distribution levels; and

•	whether to consent to any merger or consolidation of the partnership or amendment to the partnership agreement.

By purchasing a common unit, a unitholder is treated as having consented to the provisions in the partnership agreement, including the provisions discussed above.

Our partnership agreement restricts the remedies available to holders of our common and subordinated units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement provides that:

•
whenever our general partner makes a determination or takes, or declines to take, any other action in its capacity as our general partner, our general partner is required to make such determination, or take or decline to take such other action, in good faith, and will not be subject to any other or different standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;

•	our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith, meaning that it believed that the decision was in the best interest of our partnership;

•
our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

•
our general partner will not be in breach of its obligations under the partnership agreement or its fiduciary duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is:

(1)	approved by the conflicts committee of the board of directors of our general partner, although our general partner is not obligated to seek such approval;

(2)	approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner and its affiliates;

(3)	on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or

(4)	fair and reasonable to us, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us.

In connection with a situation involving a transaction with an affiliate or a conflict of interest, any determination by our general partner must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by our common unitholders or the conflicts committee and the board of directors of our general partner determines that the resolution or course of action taken with respect to the affiliate transaction or conflict of interest satisfies either of the standards set forth in subclauses (3) and (4) above, then it will be presumed that, in making its decision, the board of directors acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

OTA and other affiliates of our general partner may compete with us.

Our partnership agreement provides that our general partner will be restricted from engaging in any business activities other than acting as our general partner and those activities incidental to its ownership interest in us. Affiliates of our general partner, including OTA and the Oiltanking Group, are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. The Oiltanking Group and OTA currently hold substantial interests in other companies in the terminaling business. OTA and the Oiltanking Group make investments and purchase entities that acquire, own and operate terminaling businesses. These investments and acquisitions may include entities or assets that we would have been interested in acquiring. Therefore, OTA and the Oiltanking Group may compete with us for investment opportunities and OTA and the Oiltanking Group may own an interest in entities that compete with us.

Pursuant to the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including its executive officers and directors and OTA. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our unitholders.

Our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to its IDRs, without the approval of the conflicts committee of its board of directors or the holders of our common units. This could result in lower distributions to holders of our common units.

Our general partner has the right, at any time when there are no subordinated units outstanding and it has received incentive distributions at the highest level to which it is entitled (48.0%, in addition to distributions paid on its 2.0% general partner interest) for each of the prior four consecutive whole fiscal quarters, to reset the initial target distribution levels at higher levels based on our cash distributions at the time of the exercise of the reset election. Following a reset election by our general partner, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on the same percentage increases above the reset minimum quarterly distribution as the current target distribution levels.

If our general partner elects to reset the target distribution levels, it will be entitled to receive a number of common units and a general partner interest necessary to maintain its general partner interest in us immediately prior to the reset election. The number of common units to be issued to our general partner will equal the number of common units which would have entitled the holder to an average aggregate quarterly cash distribution in such prior two quarters equal to the average of the distributions to our general partner on the IDRs in the prior two quarters. We anticipate that our general partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. It is possible, however, that our general partner could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its IDRs and may, therefore, desire to be issued common units rather than retain the right to receive incentive distributions based on the initial target distribution levels. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that our common unitholders would have otherwise received had we not issued new common units to our general partner in connection with resetting the target distribution levels.

Holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors, which could reduce the price at which our common units will trade.

Unlike the holders of common stock in a corporation, our unitholders will have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Our unitholders will have no right on an annual or ongoing basis to elect our general partner or its board of directors. The board of directors of our general partner, including the independent directors, is chosen entirely by OTA, as a result of it owning our general partner, and not by our unitholders. Unlike publicly traded corporations, we will not conduct annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders of corporations. As a result of these limitations, the price at which the common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Even if holders of our common units are dissatisfied, they cannot remove our general partner without its consent.
If our unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our general partner. Unitholders will be unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all our outstanding common and subordinated units voting together as a single class is required to remove our general partner. OTA owns, directly or indirectly, an aggregate of 70.4% of our common and subordinated units. Also, if our general partner is removed without cause during the subordination period and no units held by the holders of our subordinated units or their affiliates are voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business.

Our general partner interest or the control of our general partner may be transferred to a third party without unitholder consent.
Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our partnership agreement does not restrict the ability of the members of our general partner to transfer their respective membership interests in our general partner to a third party. The new members of our general partner would then be in a position to replace the board of directors and executive officers of our general partner with their own designees and thereby exert significant control over the decisions taken by the board of directors and executive officers of our general partner. This effectively permits a “change of control” without the vote or consent of the unitholders.

Our general partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (i) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (ii) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act. OTA owns, directly or indirectly, an aggregate of 40.9% of our common units. At the end of the subordination period, assuming no additional issuances of units (other than upon the conversion of the subordinated units), OTA will own 70.4% of our common units.

We may issue additional units without unitholder approval, which would dilute existing unitholder ownership interests.

Our partnership agreement does not limit the number of additional limited partner interests we may issue at any time without the approval of our unitholders. The issuance of additional common units or other equity interests of equal or senior rank will have the following effects:

•	our existing unitholders’ proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each unit may decrease;

•
because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of the common units may decline.

The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by OTA or other large holders.

We have 19,449,901 common units and 19,449,901 subordinated units outstanding. All of the 19,449,901 subordinated units will convert into common units on a one-for-one basis at the end of the subordination period. Sales by OTA or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have provided registration rights to

OTA. Under our partnership agreement, our general partner and its affiliates have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.

Our partnership agreement restricts unitholders’ voting rights by providing that any units held by a person or group that owns 20% or more of any class of units then outstanding, other than our general partner and its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter.

Payments due to our general partner and its affiliates for services provided to us or on our behalf will reduce cash available for distribution to our unitholders. The amount and timing of such payments will be determined by our general partner.

Prior to making any distribution on the common units, we compensate our general partner and its affiliates pursuant to the Services Agreement. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us but does not otherwise limit the amount of expenses for which our general partner and its affiliates may be compensated. Under the Services Agreement, we have an agreed upon fixed fee associated with certain specified selling, general and administrative services necessary to run our business that are provided to us by OTA. These expenses include expenses of non-executive employees, including general and administrative overhead costs, salary, bonus, incentive compensation and other compensation amounts and executive officer expenses, including general and administrative overhead costs, salary, bonus, incentive compensation and other compensation amounts. The compensation for expenses and payment of fees to our general partner and its affiliates will reduce the amount of available cash to pay cash distributions to our unitholders.

The amount of cash we have available for distribution to holders of our units depends primarily on our cash flow and not solely on profitability, which may prevent us from making cash distributions during periods when we record net income.

The amount of cash we have available for distribution depends primarily upon our cash flow, including cash flow from reserves and working capital or other borrowings, and not solely on profitability, which will be affected by non-cash items. As a result, we may pay cash distributions during periods when we record net losses for financial accounting purposes and may not pay cash distributions during periods when we record net income.

While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including provisions requiring us to make cash distributions contained therein, may be amended.

While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including provisions requiring us to make cash distributions contained therein, may be amended. Our partnership agreement generally may not be amended during the subordination period without the approval of our public common unitholders. However, our partnership agreement can be amended with the consent of our general partner and the approval of a majority of the outstanding common units (including common units held by OTA) after the subordination period has ended. OTA owns, directly or indirectly, approximately 40.9% of the outstanding common units and all of our outstanding subordinated units.

Unitholders may have liability to repay distributions and in certain circumstances may be personally liable for the obligations of the partnership.

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act (“Delaware Act”), we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. A purchaser of units who becomes a limited partner is liable for the obligations of the transferring limited partner to make contributions to the partnership that are known to the purchaser of units at the time it became a limited partner and for unknown obligations if the liabilities could be determined from the partnership agreement. Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

It may be determined that the right, or the exercise of the right by the limited partners as a group, to (i) remove or replace our general partner, (ii) approve some amendments to our partnership agreement or (iii) take other action under our partnership agreement constitutes “participation in the control” of our business. A limited partner that participates in the control of our business within the meaning of the Delaware Act may be held personally liable for our obligations under the laws of Delaware, to the same extent as our general partner. This liability would extend to persons who transact business with us under the reasonable belief that the limited partner is a general partner. Neither our partnership agreement nor the Delaware Act specifically provides for legal recourse against our general partner if a limited partner were to lose limited liability through any fault of our general partner.

The NYSE does not require a publicly traded partnership like us to comply with certain of its corporate governance requirements.

Because we are a publicly traded partnership, the NYSE does not require us to have a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders will not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements.

Tax Risks to Unitholders

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for federal income tax purposes or we were to become subject to material additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution to unitholders could be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. A publicly traded partnership such as us may be treated as a corporation for U.S. federal income tax purposes unless it satisfies a “qualifying income” exception.

Failing to meet the qualifying income requirement or a change in current law may cause us to be treated as a corporation for federal income tax purposes. If we were subject to federal income tax as a corporation, our cash available to pay distributions would be reduced. Therefore, our treatment as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our common unitholders, likely causing a substantial reduction in the value of our common units.

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

If we were subjected to a material amount of additional entity-level taxation by individual states, then our cash available for distribution to you would be substantially reduced.

Future changes in current state law may subject us to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce our cash available for distribution to our unitholders. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to additional amounts of entity-level taxation, then the initial quarterly distribution may be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, members of Congress have recently considered substantive changes to the existing federal income tax laws that affect publicly traded partnerships. Any modification to the U.S. federal income tax laws and interpretations thereof may be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. Although the considered legislation would not appear to have affected our treatment as a partnership, we are unable to predict whether any of these changes, or other proposals will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

Unitholders will be required to pay taxes on their share of our income even if the unitholder does not receive any cash distributions from us.

Because our unitholders are treated as partners to whom we allocate taxable income that could be different in amount than the cash we distribute, unitholders will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income whether or not the unitholder receives cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

Oiltanking Beaumont Specialty Products, LLC (“OTBSP”), one of our subsidiaries, conducts activities that may not generate qualifying income. If the income generated by this subsidiary disproportionately increases as a percentage of our total gross income, we may choose to have this subsidiary treated as a corporation for U.S. federal income tax purposes.

In order to maintain our status as a partnership for U.S. federal income tax purposes, 90% or more of our gross income in each tax year must be qualifying income under Section 7704 of the Internal Revenue Code. A small portion of our current business relates to the transportation and storage of specialty products that may not generate qualifying income. In an attempt to ensure that 90% or more of our gross income in each tax year is qualifying income, we conduct the portion of our business related to these specialty products in OTBSP. Currently, this subsidiary represents less than 8% of our total gross income. If the income generated by this subsidiary disproportionately increases as a percentage of our total gross income, we may choose to have this subsidiary treated as a corporation for U.S. federal income tax purposes. In such case, this subsidiary would be subject to corporate-level tax on its taxable income at the applicable federal corporate income tax rate (currently, 35%). Imposition of a corporate level tax would reduce the anticipated cash available for distribution to us from OTBSP’s assets and operations and, in turn, would reduce our cash available for distribution to our unitholders. Moreover, if the IRS were to successfully assert that this subsidiary had more tax liability than we would currently anticipate or legislation was enacted that increased the corporate tax rate, our cash available for distribution to our unitholders would be further reduced.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. OTA owns, directly and indirectly, more than 50% of the total interests in our capital and profits interests. Therefore, a transfer by OTA of all or a portion of its interests in us could result in a termination of our partnership for federal income tax purposes. Our termination would, among other things, result in the closing of our taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for federal income tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If you sell your common units, you will recognize a gain or loss equal to the difference between the amount realized and your tax basis in those common units. Because distributions in excess of your allocable share of our net taxable income decrease your tax basis in your common units, the amount, if any, of such prior excess distributions with respect to the units you sell will, in effect, become taxable income to you if you sell such units at a price greater than your tax basis in those units, even if the price you receive is less than your original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if you sell your units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (“IRAs”), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal tax returns and pay tax on their share of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to unitholders.

The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. Our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

We treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units, we will adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from your sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. Nonetheless, we allocate certain deductions for depreciation of capital additions based upon the date the underlying property is placed in service. The use of this proration method may not be permitted under existing Treasury Regulations, and although the U.S. Treasury Department issued proposed Treasury Regulations allowing a similar monthly simplifying convention, such regulations are not final and do not specifically authorize the use of the proration method we have adopted. Accordingly, our counsel is unable to opine as to the validity of this method. If the IRS were to successfully challenge our proration method, we may be required to change the allocation of items of income, gain, loss, and deduction among our unitholders.

A unitholder whose common units are loaned to a “short seller” to cover a short sale of common units may be considered as having disposed of those common units. If so, he would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because there is no tax concept of loaning a partnership interest, a unitholder whose common units are loaned to a “short seller” to cover a short sale of common units may be considered as having disposed of the loaned units. In that case, he may no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller should modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

Item 1B. Unresolved Staff Comments

None.
Item 2.    Properties

Information regarding our properties is contained in Item 1. Business — Business Activities and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.    Legal Proceedings

In the ordinary course of business, we may be involved in various claims and legal proceedings, some of which are covered in whole or in part by insurance. We may not be able to predict the timing or outcome of these or future claims and proceedings with certainty, and an unfavorable resolution of one or more of such matters could have a material adverse effect on our results of operations, financial condition or cash flows. Currently, we are not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common units are listed and traded on the NYSE under the symbol “OILT.” Our common units began trading on July 15, 2011 at an initial offering price of $21.50 per unit. Prior to July 15, 2011, our units were not listed on any exchange and there was no public market for our units. The following table sets forth for the indicated periods the high and low sales prices per unit for our common units on the NYSE:

	2011
Quarter	High	Low
Third (from July 15, 2011)	$25.25	$21.75
Fourth	29.55	22.11

As of the close of business on March 9, 2012, based upon information received from our transfer agent and brokers and nominees, there were approximately five unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record. We have also issued 19,449,901 subordinated units, for which there is no established public trading market. All of the subordinated units are held by affiliates of our general partner. Our general partner and its affiliates receive quarterly distributions on these units only after sufficient funds have been paid to the common units.

Cash distributions paid to unitholders for the year ended December 31, 2011 were as follows:

Record Date	Payment Date	Amount Per Limited Partner Unit
November 3, 2011	November 14, 2011	$0.2678
February 3, 2012	February 14, 2012	$0.34

We are a publicly traded partnership and are not subject to federal income tax. Instead, unitholders are required to report their allocable share of our income, gain, loss and deduction, regardless of whether we make distributions.

Under the terms of the agreements governing our debt, we are required to maintain certain financial ratios, and in order to comply with these covenants we may be restricted in our ability to declare or pay distributions to unitholders. As of December 31, 2011, we are in compliance with all of these covenants. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Term Borrowings and — Revolving Line of Credit.

Sales of Unregistered Securities; Use of Proceeds from Sale of Securities

On July 19, 2011, we completed our IPO of 11,500,000 common units, including 1,500,000 common units sold pursuant to the exercise by the underwriters of their over-allotment option to purchase additional common units, at a price of $21.50 per unit. In exchange for OTA and its affiliates contributing all of their equity interests in OTH and OTB to us, we issued an aggregate of 7,949,901 common units and 19,449,901 subordinated units representing limited partner interests to OTA and its affiliates. We also issued IDRs to our general partner. Following the closing of the IPO, we had outstanding (i) 19,449,901 common units, (ii) 19,449,901 subordinated units, (iii) a 2.0% general partner interest and (iv) IDRs. Common units held by public security holders represent 29.6% of all outstanding limited partner interests, and OTA and its affiliates hold 70.4% of all outstanding limited partner interests. The limited partners, collectively, hold a 98.0% limited partner interest in OILT, and the general partner, which is owned and controlled by OTA, holds a 2.0% general partner interest in OILT.

The net proceeds from the IPO of approximately $231.2 million, after deducting the underwriting discount and the structuring fee, were used to: (i) repay intercompany indebtedness owed to Oiltanking Finance B.V., a wholly owned finance company of Oiltanking GmbH, in the amount of approximately $119.5 million, (ii) pay Oiltanking Finance B.V. for approximately $1.0 million of interest due on intercompany indebtedness and reimburse Oiltanking Finance B.V. for approximately $6.4 million of fees incurred in connection with the repayment of such indebtedness, (iii) make distributions to OTA and its affiliates in the aggregate amount of $77.2 million, (iv) pay other offering expenses of approximately $3.4 million and (v) provide us with working capital of approximately $23.7 million.

Selected Information from our Partnership Agreement

Set forth below is a summary of the significant provisions of our partnership agreement that relate to cash distributions, minimum quarterly distributions and IDRs.

Available Cash

Our partnership agreement requires that, within 45 days after the end of each quarter, beginning with the quarter ended September 30, 2011, we distribute all of our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date. Our partnership agreement generally defines available cash as, for each quarter, cash generated from our business in excess of the amount of cash reserves established by our general partner to provide for the conduct of our business, to comply with applicable law, any of our debt instruments or other agreements or to provide for future distributions to our unitholders for any one or more of the next four quarters. Our available cash also may include, if our general partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter. Working capital borrowings generally include borrowings made under a credit agreement, commercial paper facility or similar financing arrangement.

Minimum Quarterly Distribution

Our partnership agreement provides that, during the subordination period, the common units will have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.3375 per common unit, which amount is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions from operating surplus until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be sufficient available cash from operating surplus to pay the minimum quarterly distribution on the common units.

General Partner Interest and IDRs

Our partnership agreement provides that our general partner initially will be entitled to 2.0% of all distributions that we make prior to our liquidation. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its 2.0% general partner interest if we issue additional units. Our general partner’s 2.0% interest, and the percentage of our cash distributions to which it is entitled, will be proportionately reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us in order to maintain its 2.0% general partner interest. Our partnership agreement does not require that the general partner fund its capital contribution with cash and our general partner may fund its capital contribution by the contribution to us of common units or other property.

IDRs represent the right to receive an increasing percentage (13.0%, 23.0% and 48.0%, in each case, not including distributions paid to the general partner on its 2.0% general partner interest) of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and the target distribution levels have been achieved. Our general partner holds all of our IDRs, but may transfer these rights separately from its general partner interest, subject to restrictions in the partnership agreement.

Issuer Purchases of Equity Securities

None.

Item 6.    Selected Financial Data

The following tables set forth, for the periods and at the dates indicated, our selected consolidated financial data for each of the last five years. The consolidated financial data presented as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 are derived from our audited historical consolidated financial statements. The consolidated financial data as of December 31, 2009, 2008 and 2007 and for the years ended December 31, 2008 and 2007 are derived from unaudited historical combined financial data of our Predecessor. Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The tables should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report (in thousands, except per unit amounts).

	Year Ended December 31,
	2011	2010	2009	2008	2007
Income Statement Data:
Revenue	$117,377	$116,450	$100,840	$79,112	$68,511
Operating expense	31,862	32,415	29,158	29,437	24,898
Selling, general and administrative	17,985	15,775	13,830	9,709	9,797
(Gain) loss on disposal of fixed assets	544	(339)	96	(4)	161
Gain on property casualty indemnification (1)	(928)	(4,688)	—	—	—
Loss on impairment of assets	—	46	155	213	—
Operating income (1)	52,238	57,662	43,410	26,903	23,240
Interest expense	(5,438)	(9,538)	(8,401)	(7,356)	(3,982)
Loss on early extinguishment of debt (2)	(6,382)	—	—	—	—
Income tax (expense) benefit (3)	21,506	(11,483)	(10,482)	(6,166)	(6,010)
Net income (1) (2) (3)	62,397	37,815	25,116	12,585	13,676
Net income subsequent to IPO on July 19, 2011	23,806
Earnings per common unit – basic and diluted (4)	$0.60
Earnings per subordinated unit – basic and diluted (4)	$0.60
Distributions per unit (5)	$0.2678

	December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Total assets	$322,035	$310,469	$303,500	$274,838	$215,468
Total debt, including current portion	20,800	148,258	164,215	157,072	117,249
Total partners’ capital	279,847	104,049	90,096	68,991	56,835
____________

(1)
In 2011, we recognized a gain of $0.7 million from proceeds received under an insurance contract relating to damages sustained from a hurricane in 2008. During the years ended December 31, 2011 and 2010, we recognized gains of $0.2 million and $4.7 million, respectively, from proceeds received under an insurance contract relating to damages sustained at a dock facility that was struck by a vessel owned and operated by a third party during 2008.

(2)	In 2011, we recognized a loss of $6.4 million on the repayment of debt, which was repaid with proceeds from our IPO. See Note 9 in the Notes to Consolidated Financial Statements.

(3)	Upon the change in tax status in connection with our IPO, we recognized a non-recurring gain of $27.1 million related to the elimination of the deferred tax account balances.

(4)	Represents basic and diluted earnings per unit for the period from July 19, 2011 (the closing of our IPO) through

December 31, 2011. See Note 1 in the Notes to Consolidated Financial Statements.

(5)
Beginning with the quarter ended September 30, 2011, we distributed all of our available cash to unitholders of record on the applicable record date in accordance with our partnership agreement. The minimum quarterly distribution of $0.3375 was pro-rated for the period beginning after July 19, 2011 through September 30, 2011.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our consolidated financial statements and our accompanying notes thereto included in Item 8. Financial Statements and Supplementary Data of this Report. Our discussion and analysis includes the following:

•	Overview of Business;

•	General Outlook for 2012;

•	2011 Developments — discusses major items impacting our results in 2011;

•	Results of Operations — discusses material year-to-year variances in the consolidated statements of income;

•	Liquidity and Capital Resources — addresses available sources of liquidity and capital resources and includes a discussion of our capital spending;

•	Critical Accounting Policies and Estimates — presents accounting policies and estimates that are among the most critical to the portrayal of our financial position and results of operations; and

•	Other Considerations — includes information related to contractual obligations, off-balance sheet arrangements and related party transactions.

This discussion contains forward-looking statements based on current expectations that are subject to risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results and the timing of events could differ materially from those anticipated or implied by the forward-looking statements discussed here as a result of various factors, including, among others, those set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” herein. Oiltanking GmbH and its subsidiaries, other than OILT, are collectively referred to herein as the “Oiltanking Group.” As used in this document, the terms “we,” “us,” and “our” and similar terms refer to OILT and its subsidiaries, where applicable, unless the context indicates otherwise.

Overview of Business
We are a Delaware limited partnership that was formed by OTA on March 14, 2011 to engage in the storage, terminaling and transportation of crude oil, refined petroleum products and liquefied petroleum gas. Through OTH and OTB, our wholly owned subsidiaries, we own and operate storage and terminaling assets located along the Gulf Coast of the United States on the Houston, Texas Ship Channel and in Beaumont, Texas. We operate and report in one business segment.
On July 19, 2011, we completed our IPO of 11,500,000 common units, including 1,500,000 common units issued in connection with the underwriters’ exercise of their over-allotment option, at a price of $21.50 per unit. In exchange for OTA and its affiliates contributing all of their equity interests in OTH and OTB to us on July 19, 2011, we issued an aggregate of 7,949,901 common units and 19,449,901 subordinated units, both of which represent limited partner interests, to OTA and its affiliates, and issued incentive distribution rights to our general partner. At December 31, 2011, OTA owned our general partner, 7,949,901 common units and 19,449,901 subordinated units. OTA is a wholly owned subsidiary of Oiltanking GmbH.

We operate crude oil and refined petroleum products terminals on the Houston, Texas Ship Channel. Our Houston facility currently has an aggregate active storage capacity of approximately 11.7 million barrels (“mmbbls”) and provides integrated terminaling services to a variety of customers, including major integrated oil companies, marketers, distributors and chemical companies. During 2011, we commenced an expansion project involving the construction of three storage tanks with an aggregate of approximately one million barrels of storage capacity supported by multi-year contracts with two customers. Two of the tanks with an aggregate 655,000 barrels of storage capacity were placed into service in 2011, and the remaining tank is expected to be placed in service in the second quarter of 2012. Our Beaumont terminal serves as a regional hub for refined petroleum products for refineries located in the Gulf Coast region. Our Beaumont facility has an aggregate active storage capacity of approximately 5.6 mmbbls and provides integrated terminaling services to a variety of customers, including major integrated oil companies, distributors, marketers and chemical and petrochemical companies.

On November 8, 2011, we announced that the board of directors of our general partner approved expansion projects to construct two crude oil pipelines on the Houston Ship Channel and approximately one million barrels of additional crude oil storage capacity at our Houston terminal. The approximately $85.0 million project is the first phase of anticipated infrastructure and storage capital expenditures to address additional customer demand at our Houston terminal. We have obtained the required environmental and internal approvals to commence construction and expect to complete construction of the pipelines and approximately one million barrels of additional crude oil storage capacity during the first quarter of 2013.

During 2011, we also completed the construction on and placed into service a barge dock at our Beaumont terminal. Once our approved expansion projects are complete, our total active storage capacity across all products will be approximately 18.8 million barrels. We anticipate funding the expansion projects with borrowings under our Credit Agreement. To the extent the project funding exceeds the $50.0 million capacity of the Credit Agreement, we expect to fund it with long-term borrowings from Oiltanking Finance B.V.

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

General Outlook for 2012

We believe that cash flow in excess of distributions as well as borrowings under our Credit Agreement will enable us to fund our planned expansion activities for the next several years. However, funding of additional expansion activities or acquisitions may require us to access additional capital resources, which we intend to fund with a balanced combination of equity and debt capital. Although we believe that equity and debt markets will be available to us on reasonable terms based on current market conditions, there can be no assurance that future market conditions will permit us to access capital to fund future acquisition and expansion activities.

We believe the market conditions for crude oil and refined products storage and transportation providers will remain favorable in 2012 as strong trends in North America infrastructure development continue. Robust activity in North America unconventional resource plays and changing logistics flows to transport the liquids to demand markets should continue to drive increased demand for our storage and transportation services. We believe that these continued developments and the impact such production will have on the liquids distribution system and major Gulf Coast refining centers should create opportunities for us to further commercialize the use of our existing assets and to develop additional infrastructure to meet the needs of our customers. In addition, we anticipate that increased natural gas liquids production will lead to a higher level of capital investments in the natural gas processing and fractionating sectors, which will in turn drive more demand for the handling and export of liquefied petroleum gases over the next several years.

We believe our stable asset base, long-term contract profile, conservative financial position and economically attractive expansion projects should enable us to continue to grow our cash flows for the next several years. We also believe we are reasonably well positioned to pursue and consummate acquisitions.

There can be no assurance that these opportunities will come to fruition or that we will not be negatively affected by potential volatility or challenging capital markets conditions, or that our acquisition and expansion efforts will be successful. See Item 1A. Risk Factors — Risks Inherent in Our Business.

2011 Developments

The primary items impacting our results in 2011 include:

Consolidated Balance Sheet and Capital Structure

•
We completed our IPO on July 19, 2011 of 11,500,000 common units at a price of $21.50 per unit. The net proceeds from the IPO of approximately $231.2 million, after deducting the underwriting discount and the structuring fee, were used to: (i) repay intercompany indebtedness owed to Oiltanking Finance B.V., a wholly owned finance company of Oiltanking GmbH, in the amount of approximately $119.5 million, (ii) pay Oiltanking Finance B.V. for approximately $1.0 million of interest due on intercompany indebtedness and reimburse Oiltanking Finance B.V. for approximately $6.4 million of fees incurred in connection with the repayment of such indebtedness, (iii) make distributions to OTA and its affiliates in the aggregate amount of $77.2 million, (iv) pay other offering expenses of approximately $3.4 million and (v) provide us working capital of approximately $23.7 million.

•
In exchange for OTA and its affiliates contributing all of their equity interests in OTH and OTB to us, we issued an aggregate of 7,949,901 common units and 19,449,901 subordinated units representing limited partner interests to OTA and its affiliates, and issued IDRs to our general partner.

•
In anticipation of our IPO, certain assets and liabilities of OTH and OTB were distributed to OTA. We historically sponsored a non-pension postretirement benefit plan for the employees of all entities owned by OTA and a deferred compensation plan for certain employees. On June 1, 2011, the postretirement benefit and deferred compensation plans and obligations were distributed to and assumed by OTA, and certain assets used to fund the deferred compensation plan obligations were distributed to OTA. In addition, effective June 1, 2011, our former employees were transferred to OTA, and OTA became the sponsor of our self-insurance program and 401(k) retirement plan. OTH and OTB also made non-cash distributions to OTA, consisting of certain land parcels, an office building, other property and equipment, certain accounts receivable and notes receivable, affiliate. OTH and OTB also made cash distributions to OTA. Net deferred tax assets related to these assets and liabilities were also distributed to OTA.

•
On June 15, 2011, we entered into a two-year $50.0 million unsecured revolving line of credit agreement with Oiltanking Finance B.V. At December 31, 2011, we had no outstanding borrowings under the Credit Agreement.

Consolidated Statements of Income

•	We recognized an income tax benefit of $27.1 million related to the elimination of the deferred tax account balances upon the change in tax status in connection with our IPO.

•	We recognized a loss of $0.5 million on the disposal of certain terminal assets that were dismantled.

•
We recognized a gain of $0.9 million from proceeds received under an insurance contract, of which $0.7 million related to damages sustained during a hurricane in 2008 and $0.2 million related to property damages which occurred in 2008 at a dock in Beaumont.

•	We recognized a loss of $6.4 million as a result of the repayment of $119.5 million of notes payable, affiliate, which were repaid with proceeds from the IPO.

Results of Operations
Our operating results were as follows for the periods indicated (in thousands, except per unit amounts):

	Year Ended December 31,
	2011	2010	2009

Revenues	$117,377	$116,450	$100,840
Costs and expenses:
Operating	31,862	32,415	29,158
Selling, general and administrative	17,985	15,775	13,830
Depreciation and amortization	15,676	15,579	14,191
(Gain) loss on disposal of fixed assets	544	(339)	96
Gain on property casualty indemnification	(928)	(4,688)	—
Loss on impairment of assets	—	46	155
Total costs and expenses	65,139	58,788	57,430
Operating income	52,238	57,662	43,410
Other income (expense):
Interest expense	(5,438)	(9,538)	(8,401)
Loss on early extinguishment of debt	(6,382)	—	—
Interest income	42	74	98
Other income	431	1,100	491
Total other expense, net	(11,347)	(8,364)	(7,812)
Income before income tax (expense) benefit	40,891	49,298	35,598
Income tax (expense) benefit	21,506	(11,483)	(10,482)
Net income	$62,397	$37,815	$25,116

Net income subsequent to IPO on July 19, 2011	$23,806

Earnings per common unit – basic and diluted (1)	$0.60
Earnings per subordinated unit – basic and diluted (1)	$0.60
___________

(1)	Represents basic and diluted earnings per unit for the period from July 19, 2011 (the closing of our IPO) through December 31, 2011.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) before net interest expense, income tax (expense) benefit and depreciation and amortization expense, as further adjusted to exclude certain other non-cash and non-recurring items, such as gains and losses on disposal of fixed assets, property casualty indemnification, early extinguishment of debt and impairments of assets. Adjusted EBITDA is not a presentation made in accordance with GAAP. Adjusted EBITDA is a non-GAAP supplemental financial performance measure that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess: (i) our operating performance as compared to other publicly traded partnerships in the midstream energy industry, without regard to historical cost basis or financing methods, (ii) the viability of proposed projects and acquisitions and (iii) the overall rates of return on investment in various opportunities.

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

The following table presents a reconciliation of Adjusted EBITDA from net income, the most directly comparable GAAP financial measure, for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010	2009

Reconciliation of Adjusted EBITDA from net income:
Net income	$62,397	$37,815	$25,116
Depreciation and amortization	15,676	15,579	14,191
Income tax expense (benefit)	(21,506)	11,483	10,482
Interest expense, net	5,396	9,464	8,303
Loss on early extinguishment of debt	6,382	—	—
(Gain) loss on disposal of fixed assets	544	(339)	96
Gain on property casualty indemnification	(928)	(4,688)	—
Loss on impairment of assets	—	46	155
Other income	(431)	(1,100)	(491)
Adjusted EBITDA	$67,530	$68,260	$57,852

Operating Data

The following table presents operating data for the periods indicated:

	Year Ended December 31,
	2011	2010	2009

Storage capacity, end of period (mmbbls) (1)	17.3	16.8	16.4
Storage capacity, average (mmbbls) (1)	16.8	16.8	15.7
Terminal throughput (mbpd) (2)	771.9	784.9	700.6
Vessels per period	823	799	694
Barges per period	2,509	2,910	2,520
Trucks per period (3)	5,158	—	—
Rail cars per period (4)	702	—	—
_______________________

(1)
During the third quarter of 2011, two tanks with total storage capacity of 130,000 barrels were taken out of service at the Beaumont terminal as they reached the end of their useful lives. In December 2011, two tanks with total storage capacity of 655,000 barrels were placed in service at the Houston terminal.

(2)	Represents thousands of barrels per day (“mbpd”).

(3)	Beginning in June 2011, one of our customers began unloading product by truck.

(4)	Beginning in November 2011, one of our customers began unloading product by rail car.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Adjusted EBITDA. Adjusted EBITDA for the year ended December 31, 2011 decreased by $0.8 million, or 1.1%, to $67.5 million from $68.3 million for the year ended December 31, 2010. The decrease in Adjusted EBITDA was primarily attributable to increased selling, general and administrative expenses of $2.2 million, partially offset by increased revenues of $0.9 million and decreased operating expenses of $0.5 million.

Revenues. Revenues for the year ended December 31, 2011 increased by $0.9 million, or 0.8%, to $117.4 million from $116.5 million for the year ended December 31, 2010. The increase in revenues was primarily attributable to higher throughput fees of $0.8 million and an escalation in storage fees of $0.6 million, partially offset by a decrease in ancillary services fees of $0.5 million.

Operating Expenses. Operating expenses for the year ended December 31, 2011 decreased by $0.5 million, or 1.7%, to $31.9 million from $32.4 million for the year ended December 31, 2010. The decrease in operating expenses was primarily due to a decrease of $0.8 million in property taxes resulting from a refund of property taxes related to the 2010 period and a reduction of the property tax accrual for the 2011 period, a decrease of $0.4 million in repairs and maintenance costs, a decrease of $0.3 million in other operating costs and a decrease of $0.3 million in operating power and fuel costs, partially offset by an increase of $0.6 million in rental expenses associated with a new land lease, an increase of $0.4 million in insurance costs, primarily due to a premium renewal in 2011, and an increase of $0.2 million in permitting, licensing and other fees.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A expenses”) for the year ended December 31, 2011 increased by $2.2 million, or 14.0%, to $18.0 million from $15.8 million for the year ended December 31, 2010. The increase in SG&A expenses is primarily due to an increase in professional fees primarily attributable to additional costs of operating as a publicly traded partnership and an increase in expenses due to the hiring of additional personnel.

Depreciation Expense. Depreciation expense for the year ended December 31, 2011 increased by $0.1 million, or 0.6%, to $15.7 million from $15.6 million for the year ended December 31, 2010. The increase in depreciation expense is primarily due to assets placed in service in late 2010, partially offset by decreased depreciation expense due to the distribution of assets to OTA in connection with the IPO (see Note 1 in the Notes to Consolidated Financial Statements).

(Gain) Loss on Disposal of Fixed Assets. During the year ended December 31, 2011, we recognized a loss of $0.5 million on the disposal of certain terminal assets that were dismantled, while during the year ended December 31, 2010, we recognized a gain of $0.3 million on the disposal of assets.

Gain on Property Casualty Indemnification. During the year ended December 31, 2010, we recognized a gain of $4.7 million from proceeds received under an insurance contract relating to damages sustained at a dock facility that was struck by a vessel owned and operated by a third party during 2008 (see Note 4 in the Notes to Consolidated Financial Statements). During the year ended December 31, 2011, an additional $0.2 million was received and recognized as a gain related to this insurance claim. During the year ended December 31, 2011, we recognized a gain of $0.7 million from proceeds received under an insurance contract related to damages sustained during a hurricane in 2008.

Interest Expense. Interest expense for the year ended December 31, 2011 decreased by $4.1 million, or 43.0%, to $5.4 million from $9.5 million for the year ended December 31, 2010, primarily due to lower outstanding borrowings as a result of the repayment of $119.5 million of notes payable, affiliate, with proceeds from the IPO.

Loss on Early Extinguishment of Debt. In July 2011, in connection with the repayment of $119.5 million of outstanding amounts under our notes payable, affiliate, we reimbursed Oiltanking Finance B.V. for approximately $6.4 million in fees incurred in connection with the repayment of such indebtedness, which was recorded as a loss on early extinguishment of debt during the year ended December 31, 2011.

Other Income (Expense). Other income (expense) for the year ended December 31, 2011 decreased by $0.7 million to $0.4 million from $1.1 million for the year ended December 31, 2010, primarily due to a lower gain recognized in 2011 related to the sale of residual product.

Income Tax (Expense) Benefit. Income taxes for the year ended December 31, 2011 decreased by $33.0 million to a benefit of $21.5 million from expense of $11.5 million for the year ended December 31, 2010. The income tax benefit in 2011 was primarily attributable to the change in tax status of OTH. In July 2011, OTH elected to be treated as a disregarded entity for U.S. federal income tax purposes (see Note 8 in the Notes to Consolidated Financial Statements). Due to the change in tax status of OTH, we recognized a non-recurring income tax benefit of $27.1 million related to the elimination of the deferred tax account balances. Due to our status as a partnership, we and our subsidiaries are not subject to U.S. federal or state income taxes, with the exception of Texas margin tax.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Adjusted EBITDA. Adjusted EBITDA for the year ended December 31, 2010 increased by $10.4 million, or 18.0%, to $68.3 million from $57.9 million for the year ended December 31, 2009. The increase in Adjusted EBITDA was primarily attributable to increased revenues of $15.6 million, partially offset by increased operating expenses of $3.3 million and increased selling, general and administrative expenses of $1.9 million.

Revenues.  Revenues for the year ended December 31, 2010 increased by $15.6 million, or 15.5%, to $116.5 million from $100.8 million for the year ended December 31, 2009. The increase in revenues was primarily attributable to $17.0 million of revenues generated from newly constructed storage tanks and pipelines, and increased throughput volumes, partially offset by a $1.2 million decrease in revenues attributable to steam sold to third parties and decreased revenues received for property easements. The construction of certain storage tanks and pipelines was completed in mid-2009 and the related assets were placed in service. Although the assets began generating revenues in 2009, a full year of revenues was earned during 2010.

Operating Expenses.  Operating expenses for the year ended December 31, 2010 increased by $3.3 million, or 11.2%, to $32.4 million from $29.2 million for the year ended December 31, 2009. Operating expenses increased as a result of the additional storage tanks placed in service as well as increased throughput. The most significant operating expense increases were related to increased electricity costs of $1.2 million, insurance of $0.5 million, outside services and contract labor of $0.5 million and maintenance of $0.3 million.

SG&A Expenses.  SG&A expenses for the year ended December 31, 2010 increased by $1.9 million, or 14.1%, to $15.8 million from $13.8 million for the year ended December 31, 2009. SG&A expenses increased as a result of expanding our staff to establish the personnel levels necessary to accommodate our long-term growth plans. Specifically, salary costs increased $1.3 million as the result of several new hires and the addition of staff in Regulatory Affairs, Human Resources and Accounting; higher employee medical costs of $0.3 million; and increased usage of contract staffing for Information Technology and Engineering departments of $0.3 million.

Depreciation Expense.  Depreciation expense for the year ended December 31, 2010 increased by $1.4 million, or 9.8%, to $15.6 million from $14.2 million for the year ended December 31, 2009. The increase in depreciation expense was primarily attributable to depreciation on newly constructed storage tanks and pipelines completed and placed in service in mid-2009.

Gain on Disposal of Fixed Assets.  During the year ended December 31, 2010, we recognized a gain of $0.3 million on the disposal of certain terminal assets that were dismantled and sold for net proceeds of approximately $0.3 million.

Gain on Property Casualty Indemnification.  During the year ended December 31, 2010, we recognized a gain of $4.7 million from proceeds received under an insurance contract relating to damages sustained at a dock facility that was struck by a vessel owned and operated by a third party during 2008.

Interest Expense.  Interest expense for the year ended December 31, 2010 increased by $1.1 million, or 13.5%, to $9.5 million from $8.4 million for the year ended December 31, 2009. While total interest expense paid on borrowings were generally consistent year over year, interest costs in 2009 were partially offset by the capitalization of interest costs related to construction projects.

Income Tax Expense.  Income tax expense for the year ended December 31, 2010 increased by $1.0 million, or 9.5%, to $11.5 million from $10.5 million for the year ended December 31, 2009. This increase was primarily attributable to increased income before income taxes attributable to increased revenues as discussed above, partially offset by higher income not subject to income tax (see Note 8 in the Notes to Consolidated Financial Statements).

Liquidity and Capital Resources
Liquidity
Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, service our debt and pay distributions to our partners. Our sources of liquidity include cash generated by our operations, borrowings under our revolving line of credit and issuances of equity and debt securities. We believe that cash generated from these sources will be sufficient to meet our obligations as they come due.

On July 19, 2011, we completed our IPO of 11,500,000 common units at a price of $21.50 per unit. The net proceeds from the IPO of approximately $231.2 million, after deducting the underwriting discount and the structuring fee, were used to: (i) repay intercompany indebtedness owed to Oiltanking Finance B.V., a wholly owned finance company of the Oiltanking Group, in the amount of approximately $119.5 million, (ii) pay Oiltanking Finance B.V. for approximately $1.0 million of interest due on intercompany indebtedness and reimburse Oiltanking Finance B.V. for approximately $6.4 million of fees incurred in connection with the repayment of such indebtedness, (iii) make distributions to OTA and its affiliates in the aggregate amount of $77.2 million, (iv) pay other offering expenses of approximately $3.4 million and (v) provide us with working capital of approximately $23.7 million. Of the $23.7 million, we invested $20.0 million with Oiltanking Finance B.V. under a short-term note receivable.

On November 14, 2011, we paid our first quarterly cash distribution totaling $10.6 million, or $0.2678 per unit, and a corresponding distribution on our general partner’s interest, to all unitholders of record on November 3, 2011. The quarterly cash distribution for the three months ended September 30, 2011 was calculated as the minimum quarterly cash distribution of $0.3375 per unit, pro-rated for the period beginning immediately after the closing date of the IPO, July 19, 2011, and ending on September 30, 2011.

On February 14, 2012, we paid a quarterly cash distribution totaling $13.5 million, or $0.34 per unit, and a corresponding distribution on our general partner’s interest, to all unitholders of record on February 3, 2012. The fourth quarter 2011 distribution represents an increase of approximately 1%, on an annualized basis, compared to the full third quarter 2011 distribution. We intend to continue to pay a quarterly distribution based on the number of common and subordinated units and the general partner interest outstanding to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates.

On November 8, 2011, we announced approval of an approximately $85.0 million expansion project, a majority of which is expected to be incurred during 2012, to construct two crude oil pipelines on the Houston Ship Channel and approximately one million barrels of new crude oil storage capacity at our Houston terminal. We expect to complete construction of the pipelines and approximately one million barrels of new crude oil storage capacity during the first quarter of 2013. We anticipate funding the project with borrowings under our Credit Agreement. To the extent the project funding exceeds the $50.0 million capacity of the Credit Agreement, we expect to fund it with long-term borrowings from Oiltanking Finance B.V.
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

In connection with the IPO, we repaid intercompany indebtedness owed to Oiltanking Finance B.V. in the amount of approximately $119.5 million and reimbursed Oiltanking Finance B.V. for approximately $6.4 million of fees incurred in connection with the repayment of such indebtedness. The following notes payable, affiliate, were outstanding as of December 31, 2011 (in thousands):

Amount

6.78% Note due 2019	$7,200
7.45% Note due 2019	6,400
7.02% Note due 2020	7,200
Total debt	20,800
Less current portion	(2,500)
Total long-term debt, affiliate	$18,300

Revolving Line of Credit

On June 15, 2011, we entered into a two-year $50.0 million unsecured revolving line of credit agreement with Oiltanking Finance B.V., which was amended by Addendum No. 1, dated June 22, 2011 (the “Credit Agreement”). From time to time upon our written request and in the sole determination of Oiltanking Finance B.V., the revolving credit commitment can be increased up to an additional $75.0 million, for a maximum revolving credit commitment of $125.0 million. Borrowings bear interest at LIBOR plus a margin of 2.00% and any unused portion of the revolving line of credit is subject to a commitment fee of 0.50% per annum. The maturity date of the Credit Agreement is June 30, 2013. As of December 31, 2011, we had no outstanding borrowings under the Credit Agreement.

The Credit Agreement requires us to maintain, on an calendar year basis, certain Financial Parameters (as such term is defined in the Credit Agreement), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are defined in the Credit Agreement). At December 31, 2011, the ratio of Stockholders’ Equity to non-current assets, the ratio of EBITDA to Total Debt Service and the ratio of Net Financial Indebtedness to EBITDA (as such terms are defined in the Credit Agreement) were 101.1%, 4.7 and (0.04), respectively. At December 31, 2011, we were in compliance with all covenants contained in the Credit Agreement.

Potential OTA Financial Support

OTA and other members of the Oiltanking Group may elect, but are not obligated, to provide financial support to us under certain circumstances, such as in connection with an acquisition or expansion capital project. Our partnership agreement contains provisions designed to facilitate the Oiltanking Group’s ability to provide us with financial support while reducing concerns regarding conflicts of interest by defining certain potential financing transactions between OTA and other members of the Oiltanking Group, including Oiltanking Finance B.V., on the one hand, and us, on the other hand, as fair to our unitholders. In that regard, the following forms of potential Oiltanking Group financial support do not require approval by the Conflicts Committee of the board of directors of our general partner and will be deemed fair to our unitholders, and will not constitute a breach of any fiduciary or other duty owed to us by our general partner, if consummated on terms no less favorable than described below:

•	our issuance of common units to OTA or any of its affiliates at a price per common unit of no less than 95% of the trailing 10-day average closing price per common unit;

•
our borrowing of funds from OTA or any of its affiliates on terms that include a term of at least one year and no more than ten years and a fixed rate of interest that is no more than 200 basis points higher than the corresponding base rate, which is LIBOR for one year maturities and the USD swap rate for maturities of greater than one year and up to ten years; and

•
OTA and its affiliates may provide us with guaranties or trade credit support to support our ongoing operations; provided, that (i) the pricing of any such guaranties or trade credit support is no more than 100 basis points per annum and (ii) any such guaranties or trade credit support are limited to our ordinary course obligations and do not extend to indebtedness for borrowed money or other obligations that could be characterized as debt.

We have no obligation to seek financing or support from OTA or any other member of the Oiltanking Group on the terms described above or to accept such financing or support if it is offered to us. In addition, neither OTA nor any other member of the Oiltanking Group has any obligation to provide financial support under these or any other circumstances. The existence of these provisions will not preclude other forms of financial support from OTA or any other member of the Oiltanking Group, including financial support on significantly less favorable terms under circumstances in which such support appears to be in our best interests.

In addition, following the completion of our issuance of units in connection with an underwritten public offering, direct placement and/or private offering of units, we may make a reasonably prompt redemption of a number of common units owned by OTA or its affiliates that is no greater than the aggregate number of common units issued to OTA or its affiliates pursuant to the provisions summarized in the first bullet above (taking into account any prior redemption pursuant to the provisions summarized in this paragraph) at a price per common unit that is no greater than the price per common unit paid by the investors in such offering, as applicable, less underwriting discounts and commissions or placement fees, if any. As with the transactions described in the bullets above, any such redemptions will be deemed fair to our unitholders and will not constitute a breach of any duty owed to us by our general partner.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cash provided by (used in):
Operating activities	$56,376	$60,678	$32,253
Investing activities	(45,304)	(30,191)	(34,469)
Financing activities	4,018	(27,597)	3,243

Our consolidated statements of cash flows are prepared using the indirect method. The indirect method derives net cash flows from operating activities by adjusting net income to remove (i) the effects of all deferrals of past operating cash receipts and payments, such as changes during the period in deferred income and similar transactions, (ii) the effects of all accruals of expected future operating cash receipts and cash payments, such as changes during the period in receivables and payables, (iii) the effects of all items classified as investing or financing cash flows, such as gains or losses on sale of property, plant and equipment or extinguishment of debt, and (iv) other non-cash amounts such as depreciation and amortization. In general, the net effect of changes in operating accounts results from the timing of cash receipts from customers to settle accounts receivable and cash payments for operating and other expenses during each period.

Operating Activities

2011 Compared to 2010. Net cash flows provided by operating activities for the year ended December 31, 2011 decreased by $4.3 million, or 7.1%, to $56.4 million from $60.7 million for the year ended December 31, 2010. The decrease was primarily attributable to increased SG&A expenses and the receipt in the 2010 period of a one-time payment of $2.0 million, which we recorded as deferred revenue (see Note 7 in the Notes to Consolidated Financial Statements). These decreases were partially offset by an increase in throughput revenues and the annual escalation of storage fees and decreased operating expenses.

2010 Compared to 2009. Net cash flows provided by operating activities for the year ended December 31, 2010 increased by $28.4 million, or 88.1%, to $60.7 million from $32.3 million for the year ended December 31, 2009. The increase was primarily attributable to an increase in storage and terminaling revenues associated with the expansion of our Houston facilities.

Investing Activities

2011 Compared to 2010. Net cash flows used in investing activities for the year ended December 31, 2011 increased by $15.1 million, or 50.1%, to $45.3 million from $30.2 million for the year ended December 31, 2010. The increase is primarily attributable to an increase in fixed asset purchases of $16.5 million, a decrease of $4.3 million in proceeds from property casualty indemnification in the 2011 period as compared to the 2010 period and a decrease of $6.3 million in the collection of notes receivable from Oiltanking Finance B.V., partially offset by a decrease of $13.0 million in the issuance of notes receivable to Oiltanking Finance B.V.

2010 Compared to 2009. Net cash flows used in investing activities for the year ended December 31, 2010 decreased by $4.3 million, or 12.4%, to $30.2 million from $34.5 million for the year ended December 31, 2009. The decrease was primarily attributable to a decrease in fixed asset purchases of $23.3 million primarily due to the completion of expansion capital projects in 2009 that increased our storage capacity at our Houston facilities, collections of $26.5 million of notes receivable from Oiltanking Finance B.V. and $5.6 million in proceeds from property casualty indemnification in the 2010 period, partially offset by the issuance of $51.5 million in notes receivable to Oiltanking Finance B.V.

Cash paid for capital expenditures were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010	2009

Maintenance capital expenditures	$4,160	$3,536	$1,414
Expansion expenditures	23,612	7,631	33,065
Total capital expenditures, net	$27,772	$11,167	$34,479

During the year ended December 31, 2011, we spent $23.6 million of expansion capital primarily for both the completion of a barge dock at our Beaumont terminal and for the continuing construction of one million barrels of storage capacity at our Houston terminal, the first 655,000 barrels of which were placed into service in December 2011. During the year ended December 31, 2010, we spent $7.6 million of expansion capital primarily to begin construction of the barge dock at our Beaumont terminal and to begin construction of one million barrels of storage capacity at our Houston terminal. During the year ended December 31, 2009, we spent $33.1 million of expansion capital in order to increase our storage capacity at our Houston facility.

On November 8, 2011, we announced that the board of directors of our general partner approved expansion projects to construct two crude oil pipelines on the Houston Ship Channel and approximately one million barrels of new crude oil storage capacity at our Houston terminal. The approximately $85.0 million project is the first phase of anticipated infrastructure and storage capital expenditures to address additional customer demand at our Houston terminal. We expect to spend a majority of the $85.0 million in 2012.

In 2012, we expect to spend approximately $90.0 million to $100.0 million for capital expenditures, of which approximately $6.5 million is expected to relate to maintenance capital expenditures. A majority of the expansion project spending projected for 2012 relates to the crude oil pipelines and storage capacity projects at our Houston terminal. In addition, during the second quarter of 2012, we expect to complete the construction and place into service a 390,000 barrel storage tank that we are constructing for a new customer.

We anticipate that capital expenditures will be funded primarily with cash from operations and with borrowings under our Credit Agreement. We generally intend to fund the capital required for expansion projects and acquisitions with borrowings under our Credit Agreement. To the extent the capital required exceeds the $50.0 million capacity of the Credit Agreement, we expect to fund it with long-term borrowings from Oiltanking Finance B.V.

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

Financing Activities

2011 Compared to 2010. Net cash flows provided by financing activities for the year ended December 31, 2011 increased by $31.6 million to $4.0 million from net cash flows used in financing activities of $27.6 million for the year ended December 31, 2010. The following were the principal factors resulting in the increase in net cash flows provided by financing activities during the year ended December 31, 2011:

•
We received net proceeds of $231.2 million from the issuance of 11,500,000 common units in our IPO, after deducting the underwriting discount and the structuring fee. We incurred an additional $3.4 million of costs associated with the IPO, resulting in total net proceeds from the IPO of $227.8 million.

•	We used the proceeds from the IPO to repay $119.5 million of outstanding notes payable, affiliate.

•
We paid pre-IPO cash distributions to OTA and its affiliates of $85.5 million, consisting of: (i) $2.0 million, which had been declared during December 2010 and paid in January 2011, and was included in accounts payable, affiliates, at December 31, 2010 and (ii) $83.5 million, which was paid to OTA in July 2011, $77.0 million of which was paid using proceeds from the IPO.

•
We paid our first quarterly cash distribution of $10.6 million, or $0.2678 per unit, on our limited partner units, and a corresponding distribution on our general partner’s 2.0% interest, on November 14, 2011.

•
We repaid an additional $8.0 million of notes payable, affiliate, during the year ended December 31, 2011, while during the year ended December 31, 2010, we repaid $13.9 million, net of borrowings, of notes payable, affiliate.

•	We paid an arrangement fee of $0.3 million in connection with entering into the Credit Agreement.

2010 Compared to 2009. Net cash flows used in financing activities for the year ended December 31, 2010 increased by $30.8 million to $27.6 million from net cash flows provided by financing activities of $3.2 million for the year ended December 31, 2009. The following were the principal factors resulting in the increase in net cash flows used in financing activities during the year ended December 31, 2010:

•
We repaid $13.9 million, net of borrowings, of notes payable, affiliate, during the year ended December 31, 2010, while during the year ended December 31, 2009, we borrowed $7.1 million, net of repayments, of notes payable, affiliate.

•
We paid cash distributions of $13.7 million to OTA and its affiliates during the year ended of December 31, 2010, while during the year ended December 31, 2009, we paid cash distributions of $22.0 million to OTA and its affiliates.

•	During the year ended December 31, 2009, we received a cash contribution from OTA and its affiliates of $18.1 million.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to select appropriate accounting principles from those available, to apply those principles consistently and to make reasonable estimates and assumptions that affect revenues and associated costs as well as reported amounts of assets and liabilities, and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties. We evaluate estimates and assumptions on a regular basis. We base our respective estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates and assumptions used in preparation of our consolidated financial statements. We consider the following policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows.

Long-Lived Assets

At December 31, 2011 and 2010, the net book value of our property, plant and equipment was $271.6 million and $265.6 million, respectively. Property, plant and equipment is generally recorded at its original acquisition cost, and its carrying value accounted for approximately 84.4% of our consolidated assets at December 31, 2011.
The cost of long-lived assets is generally depreciated on a straight-line basis over the estimated useful lives of the assets ranging from 4 to 40 years. Useful lives are based on historical experience, contract expiration or other reasonable basis, and are adjusted when changes in planned use, technological advances or other factors indicate that a different life would be more appropriate. Changes in useful lives that do not result in the impairment of an asset are recognized prospectively. Depreciation expense was $15.7 million, $15.6 million and $14.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

In general, long-lived assets, including property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Such events or changes include, among other factors:  operating losses, unused capacity, market value declines, technological developments resulting in obsolescence, changes in demand for products in a market area, changes in competition and competitive practices and changes in governmental regulations or actions. In determining whether the carrying value of our long-lived assets is impaired, we make a number of subjective assumptions including, whether there is an indication of impairment and the extent of any such impairment.

We evaluate the potential impairment of long-lived assets by comparison of estimated undiscounted cash flows for the related asset to the asset’s carrying value. Impairment is indicated when the estimated undiscounted cash flows to be generated by the asset are less than the asset’s carrying value. If the long-lived asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, calculated using a discounted future cash flow analysis.
These future cash flow estimates (both undiscounted and discounted) are based on historical results, adjusted to reflect our best estimate of future market and operating conditions. Uncertainty associated with these cash flow estimates include assumptions regarding demand for the crude oil, refined petroleum products and liquefied petroleum gas that we transport, store and distribute, volatility and prices of crude oil and refined petroleum products, the level of domestic oil and gas production, discount rates (for discounted cash flows) and potential future sources of cash flows. Such estimates of future undiscounted net cash flows are highly subjective and are based on numerous assumptions about future operations and market conditions.

There were no impairments recorded for the year ended December 31, 2011. During the years ended December 31, 2010 and 2009, we recorded impairment on assets totaling approximately $0.05 million and $0.2 million, respectively.

Contingencies

It is common in our industry to be subject to proceedings, lawsuits or other claims related to environmental, labor, product or other matters. Among the many uncertainties that impact our estimates of environmental and other contingent liabilities are the potential involvement in lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters, as well as the uncertainties that exist in operating our storage facilities, associated pipeline systems and related facilities. Accruals for contingent liabilities are recorded when our assessment indicates that it is probable that a liability has been incurred and the amount of liability can be reasonably estimated. Such accruals may include estimates and are based on all known facts at the time and our assessment of the ultimate outcome. Our estimates for contingent liability accruals are increased or decreased as additional information is obtained or resolution is achieved.
Our insurance does not cover every potential risk associated with operating our storage facility, pipeline system and related facilities, including the potential loss of significant revenues. We believe we are adequately insured for public liability and property damage to others with respect to our operations. With respect to all of our coverage, we may not be able to maintain adequate insurance in the future at rates we consider reasonable.

At December 31, 2011 and 2010, there are no material accruals for contingencies in the accompanying consolidated financial statements. At December 31, 2011 and 2010, we had not identified any environmental obligations that would require accrual in our consolidated financial statements. Although the resolution of uncertainties historically has not had a material impact on our results of operations or financial condition, we cannot provide assurance that actual amounts will not vary significantly from estimated amounts.

Other Considerations
Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2011 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$20,800	$2,500	$5,000	$5,000	$8,300
Interest payments (2)	6,945	1,697	2,487	1,639	1,122
Operating lease obligations (3)	13,800	600	1,200	1,200	10,800
Total contractual cash obligations	$41,545	$4,797	$8,687	$7,839	$20,222
________________

(1)
We have long-term payment obligations under our notes payable, affiliate. Amounts shown in the table represent our scheduled future maturities of long-term debt principal for the periods indicated. See Note 9 in the Notes to Consolidated Financial Statements for additional information regarding our debt obligations.

(2)
Interest payments include amounts due on our currently outstanding notes payable, affiliate, and commitment fees due on our Credit Agreement. At December 31, 2011, we had no outstanding borrowings under our Credit Agreement.

(3)
Operating lease obligations represents a land lease agreement covering approximately 63 acres that we entered into with a third party beginning December 15, 2010 through December 14, 2035. The lease provides for annual rental payments of $0.6 million, which will be adjusted to correspond with variations in the Consumer Price Index beginning with the sixth year of the lease.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Related Party Transactions
With respect to related party transactions, see Notes 3, 9 and 10 in the Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

For the year ended December 31, 2011, we did not have any variable rate indebtedness. We may use certain derivative instruments to manage our exposure to variable interest rates in the future, but we do not currently have in place any risk management contracts.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of OTLP GP, LLC, as General Partner of Oiltanking Partners, L.P. and
the Partners of Oiltanking Partners, L.P.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Oiltanking Partners, L.P. (the “Partnership”) as of December 31, 2011 and 2010 and the related consolidated statements of income, comprehensive income, cash flows and partners’ capital for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oiltanking Partners, L.P. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/  BDO USA, LLP

Houston, Texas
March 14, 2012

OILTANKING PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)

	December 31,
	2011	2010
Assets:
Current assets:
Cash and cash equivalents	$23,836	$8,746
Receivables:
Trade	5,613	7,573
Affiliates	3,751	5,708
Refundable federal income taxes due from parent	—	2,964
Other	261	466
Note receivable, affiliate	15,300	12,903
Prepaid expenses and other	1,352	1,584
Deferred tax assets	—	349
Total current assets	50,113	40,293
Property, plant and equipment, net	271,644	265,616
Other assets, net	278	4,560
Total assets	$322,035	$310,469
Liabilities and partners’ capital:
Current liabilities:
Accounts payable and accrued expenses	$13,582	$16,940
Current maturities of long-term debt, affiliate	2,500	18,757
Accounts payable, affiliates	3,681	3,706
Federal income taxes due to parent	1,210	—
Total current liabilities	20,973	39,403
Long-term debt, affiliate, less current maturities	18,300	129,501
Deferred compensation	—	3,033
Accumulated postretirement benefit obligation	—	7,952
Deferred revenue	2,915	3,314
Deferred income taxes	—	23,217
Total liabilities	42,188	206,420
Commitments and contingencies (Note 20)
Partners’ capital:
Common units (19,449,901 units issued and outstanding at December 31, 2011)	245,314	—
Subordinated units (19,449,901 units issued and outstanding at December 31, 2011)	33,492	—
Limited partners’ interests	—	104,595
General partners’ interests	1,041	1,056
Accumulated other comprehensive loss	—	(1,602)
Total partners’ capital	279,847	104,049
Total liabilities and partners’ capital	$322,035	$310,469

The accompanying notes are an integral part of these consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)

	Year Ended December 31,
	2011	2010	2009

Revenues	$117,377	$116,450	$100,840
Costs and expenses:
Operating	31,862	32,415	29,158
Selling, general and administrative	17,985	15,775	13,830
Depreciation and amortization	15,676	15,579	14,191
(Gain) loss on disposal of fixed assets	544	(339)	96
Gain on property casualty indemnification	(928)	(4,688)	—
Loss on impairment of assets	—	46	155
Total costs and expenses	65,139	58,788	57,430
Operating income	52,238	57,662	43,410
Other income (expense):
Interest expense	(5,438)	(9,538)	(8,401)
Loss on early extinguishment of debt	(6,382)	—	—
Interest income	42	74	98
Other income	431	1,100	491
Total other expense, net	(11,347)	(8,364)	(7,812)
Income before income tax (expense) benefit	40,891	49,298	35,598
Income tax (expense) benefit:
Current	(5,860)	(7,527)	(5,579)
Deferred	27,366	(3,956)	(4,903)
Total income tax (expense) benefit	21,506	(11,483)	(10,482)
Net income	$62,397	$37,815	$25,116

Allocation of 2011 net income used for earnings per unit calculation:
Net income	$62,397
Net income prior to initial public offering on July 19, 2011	(38,591)
Net income subsequent to initial public offering on July 19, 2011	$23,806

Allocation of net income to partners: (1)
Net income allocated to general partner	$476
Net income allocated to common unitholders	$11,665
Net income allocated to subordinated unitholders	$11,665

Earnings per limited partner unit: (1)
Common unit (basic and diluted)	$0.60
Subordinated unit (basic and diluted)	$0.60

Weighted average number of limited partner units outstanding:
Common units (basic and diluted)	19,450
Subordinated units (basic and diluted)	19,450
___________________
(1) Reflective of general and limited partner interest in net income since closing of OILT’s initial public offering on July 19, 2011. See Notes 1 and 11 in the Notes to Consolidated Financial Statements.
The accompanying notes are an integral part of these consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2011	2010	2009

Net income	$62,397	$37,815	$25,116
Postretirement benefit plan adjustment, net of $33, $79 and $59 tax benefit, respectively	(62)	(147)	(111)

Comprehensive income	$62,335	$37,668	$25,005

The accompanying notes are an integral part of these consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$62,397	$37,815	$25,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,676	15,579	14,191
Deferred income tax expense (benefit)	(27,366)	3,956	4,903
Postretirement net periodic benefit cost	695	1,265	1,219
Loss on impairment of assets	—	46	155
Unrealized gain on investment in mutual funds	(96)	(124)	—
Increase in cash surrender value of life insurance policies	(42)	(39)	(471)
(Gain) loss on disposal of fixed assets	544	(339)	96
Gain on property casualty indemnification	(928)	(4,688)	—
Amortization of deferred financing costs	66	—	—
Changes in assets and liabilities:
Trade and other receivables	(579)	(1,409)	(990)
Refundable income taxes	4,174	2,821	(1,242)
Prepaid expenses and other assets	665	(498)	1,129
Accounts receivable/payable, affiliates	3,754	2,009	(8,642)
Accounts payable and accrued expenses	(3,070)	2,638	(3,459)
Deferred compensation	453	6	402
Deferred revenue	33	1,640	(154)
Total adjustments from operating activities	(6,021)	22,863	7,137
Net cash provided by operating activities	56,376	60,678	32,253
Cash flows from investing activities:
Issuance of notes receivable, affiliate	(38,500)	(51,500)	—
Collections of notes receivable, affiliate	20,200	26,500	—
Payments for purchase of property, plant and equipment	(27,772)	(11,167)	(34,479)
Proceeds from sale of property, plant and equipment	14	359	10
Payment for disposal of assets	(544)	—	—
Proceeds from property casualty indemnification	1,298	5,617	—
Proceeds from surrender of life insurance policies	—	2,525	—
Payments for purchase of mutual funds	—	(2,525)	—
Investment in life insurance policies	(1,378)	—	—
Proceeds from sale of mutual funds	1,378	—	—
Net cash used in investing activities	(45,304)	(30,191)	(34,469)
Cash flows from financing activities:
Borrowings under notes payable, affiliate	—	6,000	28,000
Payments under notes payable, affiliate	(127,458)	(19,860)	(20,857)
Debt issuance costs	(250)	—	—
Net proceeds from issuance of common units	227,807	—	—
Contributions from partners	1	—	18,100
Distributions paid to partners	(96,082)	(13,737)	(22,000)
Net cash provided by (used in) financing activities	4,018	(27,597)	3,243
Net increase in cash and cash equivalents	15,090	2,890	1,027
Cash and cash equivalents — Beginning of year	8,746	5,856	4,829
Cash and cash equivalents — End of year	$23,836	$8,746	$5,856
The accompanying notes are an integral part of these consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Pre-Formation			Post-Formation
	General Partners’ Interests	Limited Partners’ Interests	Accumulated Other Comprehensive Loss	General Partner’s Interest	Common Units	Subordinated Units	Total

Balance — January 1, 2009	$703	$69,632	$(1,344)	$—	$—	$—	$68,991
Postretirement benefit plan adjustment, net of $59 tax benefit	—	—	(111)	—	—	—	(111)
Distributions to partners	(220)	(21,780)	—	—	—	—	(22,000)
Partners’ cash contributions	181	17,919	—	—	—	—	18,100
Net income	251	24,865	—	—	—	—	25,116
Balance — December 31, 2009	915	90,636	(1,455)	—	—	—	90,096
Postretirement benefit plan adjustment, net of $79 tax benefit	—	—	(147)	—	—	—	(147)
Distributions declared to partners, $23,737 distributed	(257)	(25,480)	—	—	—	—	(25,737)
Partners’ non-cash contribution – land	20	2,002	—	—	—	—	2,022
Net income	378	37,437	—	—	—	—	37,815
Balance — December 31, 2010	1,056	104,595	(1,602)	—	—	—	104,049
Net income attributable to the period from January 1, 2011 through July 18, 2011	386	38,205	—	—	—	—	38,591
Postretirement benefit plan adjustment, net of $33 tax benefit	—	—	(62)	—	—	—	(62)
Contributions from partners	—	1	—	—	—	—	1
Net distribution of assets and liabilities to partners	(217)	(21,532)	1,664	—	—	—	(20,085)
Cash distribution to partners	(836)	(82,794)	—	—	—	—	(83,630)
Balance – July 19, 2011, prior to contribution of assets	389	38,475	—	—	—	—	38,864
Contribution of net assets to Oiltanking Partners, L.P. in exchange for common units, subordinated units, incentive distribution rights and a 2% general partner interest	(389)	(38,475)	—	777	11,051	27,036	—
Issuance of common units to public, net of offering costs	—	—	—	—	227,807	—	227,807
Cash distribution to partners	—	—	—	(212)	(5,209)	(5,209)	(10,630)
Net income attributable to the period from July 19, 2011 through December 31, 2011	—	—	—	476	11,665	11,665	23,806
Balance — December 31, 2011	$—	$—	$—	$1,041	$245,314	$33,492	$279,847

The accompanying notes are an integral part of these consolidated financial statements.

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Organization

Oiltanking Partners, L.P. (“OILT”) is a Delaware limited partnership formed by Oiltanking Holding Americas, Inc. (“OTA”) on March 14, 2011 to engage in the storage, terminaling and transportation of crude oil, refined petroleum products and liquefied petroleum gas. OTA owns and controls OILT’s general partner, OTLP GL, LLC. Through its wholly owned subsidiaries, Oiltanking Houston, L.P. (“OTH”) and Oiltanking Beaumont Partners, L.P. (“OTB” and together with OTH, our “Predecessor”), OILT owns and operates storage and terminaling assets located along the Gulf Coast of the United States on the Houston, Texas Ship Channel and in Beaumont, Texas.

As discussed further below, OILT completed its initial public offering (“IPO”), and OTA and its affiliates contributed all of their equity interests in OTH and OTB to OILT on July 19, 2011. Through July 18, 2011, OTH and OTB were wholly owned subsidiaries of OTA. At December 31, 2011, OTA owned OILT’s general partner, 7,949,901 common units and 19,449,901 subordinated units. OTA is a wholly owned subsidiary of Oiltanking GmbH.

Oiltanking GmbH and its subsidiaries, other than OILT, are collectively referred to herein as the “Oiltanking Group.” As used in this document, the terms “we,” “us,” and “our” and similar terms refer to OILT and its subsidiaries including its Predecessor, where applicable, unless the context indicates otherwise.

Initial Public Offering

On July 19, 2011, we completed our IPO of 11,500,000 common units, including 1,500,000 common units issued in connection with the underwriters’ exercise of their over-allotment option, at a price of $21.50 per unit. Our common units are listed on the New York Stock Exchange under the symbol “OILT.”

In exchange for OTA and its affiliates contributing all of their equity interests in OTH and OTB to OILT on July 19, 2011, OILT issued an aggregate of 7,949,901 common units and 19,449,901 subordinated units, both of which represent limited partner interests, to OTA and its affiliates, and issued incentive distribution rights to its general partner.

The net proceeds from the IPO of approximately $231.2 million, after deducting the underwriting discount and the structuring fee, were used to: (i) repay intercompany indebtedness owed to Oiltanking Finance B.V., a wholly owned finance company of the Oiltanking Group, in the amount of approximately $119.5 million, (ii) pay Oiltanking Finance B.V. for approximately $1.0 million of interest due on intercompany indebtedness and reimburse Oiltanking Finance B.V. for approximately $6.4 million of fees incurred in connection with the repayment of such indebtedness, (iii) make distributions to OTA and its affiliates in the aggregate amount of $77.2 million, (iv) pay other offering expenses of approximately $3.4 million and (v) provide us with working capital of approximately $23.7 million. Of the $23.7 million, we invested $20.0 million with Oiltanking Finance B.V. under a short-term note receivable.

In anticipation of our IPO, certain assets and liabilities of OTH and OTB were distributed to OTA. We historically sponsored a non-pension postretirement benefit plan for the employees of all entities owned by OTA and a deferred compensation plan for certain employees (see Notes 12 and 14). On June 1, 2011, the postretirement benefit and deferred compensation plans and obligations were distributed to and assumed by OTA, and certain assets used to fund the deferred compensation plan obligations were distributed to OTA. In addition, effective June 1, 2011, our former employees were transferred to OTA, and OTA became the sponsor of our self-insurance program and 401(k) retirement plan (see Notes 12 and 14). OTH and OTB also made non-cash distributions to OTA, consisting of certain land parcels, an office building, other property and equipment, certain accounts receivable and notes receivable, affiliate. OTH and OTB also made cash distributions to OTA. Net deferred tax assets related to these assets and liabilities were also distributed to OTA. See Note 18 for further information regarding the amounts distributed to OTA.

At December 31, 2011, we had outstanding (i) 19,449,901 common units and 19,449,901 subordinated units representing limited partner interests, (ii) a 2.0% general partner interest and (iii) incentive distribution rights. Common units held by public security holders represent 29.6% of all of our outstanding limited partner interests, and OTA and

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

its affiliates hold 70.4% of all of our outstanding limited partner interests. The limited partners collectively hold a 98.0% limited partner interest in OILT and the general partner, which is owned and controlled by OTA, holds a 2.0% general partner interest in OILT.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We adhere to the following significant accounting policies in the preparation of our consolidated financial statements.

Basis of Presentation and Principles of Consolidation

Since the contribution of OTH and OTB to OILT was a transaction among businesses under common control, the accounts of OTH and OTB have been reflected retroactively in our financial statements at carryover basis. Therefore, for periods prior to our IPO, the accompanying consolidated financial statements and related notes present the historical accounts of OTH and OTB. The accompanying consolidated financial statements, to the extent they relate to periods prior to the IPO, may not necessarily be indicative of the actual results of operations that might have occurred if OILT had operated separately during those periods. In addition, the effects of the IPO, certain related asset and liability transfers, cash distributions and debt extinguishment transactions occurring in June and July 2011 are reflected in the historical consolidated financial statements on the dates they occurred.

The consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”). All significant intercompany transactions and balances have been eliminated in consolidation.

Asset Retirement Obligations

We regularly assess our legal obligations with respect to estimated retirements of certain of our long-lived assets to determine if an asset retirement obligation (“ARO”) exists. GAAP requires that the fair value of a liability related to the retirement of long-lived assets be recorded at the time a legal obligation is incurred, if the liability can be reasonably estimated. When the liability is initially recorded, the carrying amount of the related asset is increased by the amount of the liability. Over time, the liability is accreted to its future value, with the accretion recorded to expense. GAAP further clarifies that where there is an obligation to perform an asset retirement activity, even though uncertainties exist about the timing or method of settlement, an entity is required to recognize a liability for the fair value of a conditional ARO if the fair value of the liability can be determined.

Our assets generally consist of storage tanks and underground pipelines and related facilities along rights-of-way and related facilities. Our rights-of-way agreements typically do not require the dismantling, removal and reclamation of the right-of-way upon permanent removal of the pipelines and related facilities from service. Additionally, we are unable to predict when, or if, our pipelines, storage tanks and related facilities would become completely obsolete and require decommissioning. Accordingly, we have not recorded a liability or corresponding asset as both the amounts and timing of such potential future costs are indeterminable.

Business Segments

We have one reportable segment. We derive our net revenues from two operating segments — OTH and OTB. The two operating segments have been aggregated into one reportable segment because they have similar long-term economic characteristics, types and classes of customers and provide similar services. The aggregation of operating segments into one reportable segment requires management to evaluate whether there are similar expected long-term economic characteristics for each operating segment, and is an area of significant judgment. If the expected long-term economic characteristics of our operating segments were to become dissimilar, then we could be required to re-evaluate the number of reportable segments. See Note 19 for further information regarding our business segment.

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capitalization of Interest

Interest on borrowed funds is capitalized on projects during construction based on the approximate average interest rate of our debt. Interest capitalized for the years ended December 31, 2011, 2010 and 2009 was $0.6 million, less than $0.05 million and $1.3 million, respectively.

Cash and Cash Equivalents

Cash equivalents represent all highly liquid investments with original maturities of three months or less. The carrying value of cash equivalents approximates fair value because of the short term nature of these investments. At December 31, 2011 and 2010, cash and cash equivalents was comprised of cash held in banks.

Our consolidated statements of cash flows are prepared using the indirect method. The indirect method derives net cash flows from operating activities by adjusting net income to remove (i) the effects of all deferrals of past operating cash receipts and payments, such as changes during the period in deferred income and similar transactions, (ii) the effects of all accruals of expected future operating cash receipts and cash payments, such as changes during the period in receivables and payables, (iii) the effects of all items classified as investing or financing cash flows, such as gains or losses on sale of property, plant and equipment or extinguishment of debt, and (iv) other non-cash amounts such as depreciation and amortization.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents, trade receivables and other receivables. Cash and cash equivalents are held on deposit with major banks. We maintain our cash and cash equivalents at financial institutions for which the combined account balances in individual institutions may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a credit risk related to amounts on deposits in excess of FDIC coverage. We believe that the financial institutions holding these amounts are financially sound and, accordingly, minimal credit risk exists with respect to these assets.

We extend credit to our customers primarily in the petroleum and related service industries but do not consider there to be any concentration of credit risk with any single customer. See Note 17 for additional information.

Contingencies

Certain conditions may exist as of the date our consolidated financial statements are issued that may result in a loss to us, but which will only be resolved when one or more future events occur or fail to occur. Our management, with input from legal counsel, assesses such contingent liabilities, and such assessment inherently involves an exercise in judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in proceedings, our management, with input from legal counsel, evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of liability can be estimated, then the estimated liability would be accrued in our consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Issuance Costs

Costs incurred to issue our debt instruments are capitalized and amortized over the life of the associated debt instrument using the effective interest method. If the debt instrument is retired before its scheduled maturity date, any remaining issuance costs associated with that debt instrument are expensed in the same period.

Deferred Compensation

We established and maintained an unfunded, non-qualified deferred compensation plan for a select group of management or highly compensated employees. The purpose of the deferred compensation plan was to permit designated employees to accumulate additional retirement income through a non-qualified deferred compensation plan that enabled them to defer compensation to which they will become entitled in the future. On June 1, 2011, the deferred compensation plan and obligations were distributed to and assumed by OTA, and certain assets to be used to fund the deferred compensation plan obligations were distributed to OTA.

Earnings per Limited Partner Unit

Basic and diluted net income per unit is determined by dividing net income, after deducting the general partner’s interest, allocated to each class of limited partner units, by the weighted average number of limited partner units for such class outstanding during the period. The limited partners’ interest in net income is calculated by first reducing net income by the distribution pertaining to the current period’s net income, which is to be paid in the subsequent quarter (including the incentive distribution rights in excess of the 2.0% general partner interest, if applicable). Then, the remaining undistributed earnings or excess distributions over earnings, if any, are allocated to the general partner and limited partner interests in accordance with the contractual terms of the partnership agreement. Diluted earnings per limited partner unit reflects, where applicable, the potential dilution that could occur if securities or other agreements to issue additional units of a limited partner class, such as phantom unit awards, were exercised, settled or converted into such units (see Note 11). We currently have none of these types of awards outstanding.

Environmental Expenditures

Environmental costs are expensed if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. Liabilities are recorded when site restoration, environmental remediation, cleanup or other obligations are either known or considered probable and can be reasonably estimated. At December 31, 2011 and 2010, we had not identified any environmental obligations that would require accrual in our consolidated financial statements.

Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to use estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other assumptions and information that we believe to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. While we believe that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates.

Fair Values

Cash and cash equivalents, trade receivables, other current assets, accounts payable, accrued expenses and other current liabilities are reported in the consolidated balance sheets at amounts which approximate fair value due to the relatively short period to maturity of these financial instruments. The carrying values of our fixed-rate debt approximate fair value based upon borrowing rates currently available to us for loans with similar terms. The fair values of our

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

variable-rate debt are their carrying amounts, as the carrying amount reasonably approximates fair value due to the variability of the interest rates. At December 31, 2011, we did not have any variable rate indebtedness. Our only assets and liabilities that were required to be carried at fair value were those associated with the deferred compensation plan. On June 1, 2011, the deferred compensation plan and obligations were distributed to and assumed by OTA, and certain assets to be used to fund the deferred compensation plan obligations were distributed to OTA (see Notes 12 and 13). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date.

Fair value measurements are derived using inputs and assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. GAAP establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The methods described above may produce fair value estimates that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe our valuation methods are appropriate and consistent with the values that would be determined by market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Impairment Assessment of Long-Lived Assets

We periodically evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets, including property and equipment, may warrant revision or that the carrying value of these assets may be impaired. We evaluate the potential impairment of long-lived assets based on undiscounted cash flow expectations for the related asset relative to its carrying value. These future estimates are based on historical results, adjusted to reflect our best estimates of future market and operating conditions. Actual results may vary materially from our estimates, and accordingly may cause a full impairment of the long-lived assets. If a long-lived asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, calculated using a discounted future cash flows analysis. There were no impairments recorded for the year ended December 31, 2011. During the years ended December 31, 2010 and 2009, we recorded impairments of assets totaling approximately $0.05 million and $0.2 million, respectively.

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

In July 2011, OTH elected to be treated as a disregarded entity for U.S. federal income tax purposes. Due to the change in tax status of OTH, we recognized a non-recurring income tax benefit of $27.1 million related to the elimination of the deferred tax account balances, which is included in our consolidated statement of income for the year ended December 31, 2011.

The financial statement benefit of an uncertain tax position is recognized only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. We recognize interest and other charges relating to unrecognized tax benefits as additional tax expense.

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2007, the Texas margin tax applied to legal entities conducting business in Texas, including previously non-taxable entities such as limited partnerships and limited liability partnerships. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenues and expenses and therefore has the characteristics of an income tax.

Investments
We held mutual funds and life insurance policies with cash surrender values in conjunction with our deferred compensation plan. The investments were carried at fair value, with unrealized gains and losses reported as other income (expense). On June 1, 2011, the deferred compensation plan and obligations were distributed to and assumed by OTA, and certain assets to be used to fund the deferred compensation plan obligations were distributed to OTA.

Net Income Allocation

We allocate net income to our partners for two primary purposes: (i) under the two-class method for purposes of computing earnings per limited partner unit and (ii) in accordance with the partnership agreement for purposes of maintaining our limited partners’ and general partner’s capital accounts.

In accordance with our partnership agreement, we allocate net income to our limited partners and our general partner based upon their respective ownership interests in us. We first allocate net income to our general partner based on the incentive distributions, if any, allocable for the current quarter. After the allocation of the incentive distribution interests, the general partner and limited partners share in the remaining income or loss based upon their proportionate interest in us.

Other Comprehensive Income (Loss)

Our other comprehensive income (loss) consists of postretirement benefit plan costs not recognized in earnings, and is reflected net of the related income tax effects. In connection with the IPO, the postretirement benefit plan was transferred to OTA.

Postretirement Benefit Plan Obligations

Prior to the IPO, we sponsored an unfunded multi-employer postretirement healthcare benefit plan, covering employees and retirees of OTH, OTB and other subsidiaries of OTA. Because OTH was the primary obligor, the postretirement benefit liabilities represented the present value of all of the benefit obligations of the plan. Postretirement benefit costs were developed from actuarial valuations. Actuarial assumptions were established to anticipate future events and were used in calculating the expense and liabilities related to this plan. These factors included assumptions management made with regards to interest rates, rates of increase in health care costs and employee turnover rates, among others. Management reviewed and updated these assumptions on an annual basis. The actuarial assumptions that were used could have differed from actual results due to changing market rates or other factors. These differences could have impacted the amount of postretirement benefit expense recorded. Effective June 1, 2011, OTA became the sponsor of our postretirement healthcare benefit plan, and our obligations under this plan along with our former employees were transferred to OTA.

Property, Plant and Equipment

We record property, plant and equipment at its original acquisition cost. Property, plant and equipment are stated at the lower of historical cost less accumulated depreciation or fair value less subsequent accumulated depreciation, if impaired. We capitalize all direct and indirect construction costs and related interest. Indirect construction costs include general engineering, taxes and the cost of funds used during construction. Costs, including complete asset replacements and enhancements or upgrades that increase the original efficiency, productivity or capacity of property, plant and equipment, are also capitalized. The costs of repairs, minor replacements and maintenance projects which do not increase the original efficiency, productivity or capacity of property, plant and equipment, are expensed as incurred.

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, plant and equipment are depreciated using the straight-line method, over the estimated useful life of each asset as follows:

Estimated Life in Years
Terminal facilities	4 to 40
Production facilities	10 to 40
Rights of way	10 to 15

We assign asset lives based on reasonable estimates when an asset is placed into service. Subsequent events could cause us to change our estimates, which would impact the future calculation of depreciation expense.

Revenue Recognition

We provide integrated storage, throughput and ancillary services for third-party companies engaged in the production, distribution and marketing of crude oil, refined petroleum products and liquefied petroleum gas. We generate revenues through the provision of fee-based services to our customers under a combination of multi-year and month-to-month agreements. Certain agreements contain “take-or-pay” provisions whereby we are entitled to a minimum throughput or storage fee. We recognize revenues when the service is provided, the crude oil, refined petroleum products and liquefied petroleum gas are handled or when the customer’s ability to make up the minimum volume has expired, in accordance with the terms of the contracts.

We recognize revenues in accordance with applicable accounting standards. Our assessment of each of the four revenue recognition criteria as they relate to our revenue producing activities is as follows:

•	Persuasive Evidence of an Arrangement Exists. Our customary practices are to enter into a written contract, executed by both the customer and us.

•
Service is Provided.  We consider services provided when the crude oil, refined petroleum products and liquefied petroleum gas are shipped through, delivered by or stored in our pipelines, terminals and storage facilities, as applicable.

•
Fixed or Determinable Fee.  We negotiate the fees for our services at the outset of our fee-based agreements. Under certain contracts, the fees generally are due in advance on the first of the month. For other agreements, the amount of revenue is determinable after services are provided and volumes handled can be measured.

•
Collection is Deemed Probable.  Collectability is evaluated on a customer-by-customer basis. We conduct a credit review for all customers at the inception of a new agreement to determine the creditworthiness of potential and existing customers. Collection is deemed probable if we expect that the customer will be able to pay amounts under the agreement as payments become due. If we determine that collection is not probable, revenues are deferred and recognized upon cash collection.

We collect taxes on certain revenue transactions to be remitted to governmental authorities, which may include sales, use, value added and some excise taxes. These taxes are not included in revenue.

Trade Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are customer obligations due under agreed-upon trade terms. We regularly perform credit evaluations of our customers and generally do not require collateral. We regularly review trade accounts receivable to determine if any receivables could potentially be uncollectible, and if so, include a determined amount in the allowance for doubtful accounts. Based on the information available, we believe no allowance for doubtful accounts was needed at December 31, 2011 or 2010. However, actual write-offs may occur.

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unit-Based Compensation

We have a long-term incentive plan, the Oiltanking Partners, L.P. Long-Term Incentive Plan (the “LTIP”), for employees, consultants and directors of the general partner and those of its affiliates, including Oiltanking North America, LLC (“OTNA”), a subsidiary of OTA, who perform services for us. The LTIP provides for the grant of restricted units, unit options, phantom units, unit payments, unit appreciation rights, other equity-based awards, distribution equivalent rights and performance awards. As of December 31, 2011, no awards had been granted under the LTIP. See Note 15 for further information.

3. RELATED PARTY TRANSACTIONS

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

Total revenues earned for these related party services were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010	2009

Storage and ancillary service fees	$3,142	$3,256	$2,868
Other revenues	1,565	2,437	2,709
Total related party revenues	$4,707	$5,693	$5,577

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

Effective June 1, 2011, in anticipation of the IPO, all of our former employees were transferred to OTA. OTA employees conduct all of our business, and OTA charged us $1.4 million for its services for the period from June 1, 2011 through July 19, 2011. Effective July 19, 2011, certain operating and selling, general and administrative services necessary to operate our business are provided by OTA pursuant to the Services Agreement discussed below. We incurred $4.4 million of operating expenses and $6.6 million of selling, general and administrative expenses under the Services Agreement from the period July 19, 2011 through December 31, 2011. These charges are included in operating and selling, general and administrative expenses in the year ended December 31, 2011 in the table below.

We also pay annual maintenance and technical support costs for proprietary software owned by Oiltanking GmbH, which we use in performing terminaling services for our customers. Each terminal location is allocated a portion of the global Oiltanking GmbH maintenance costs based on the number of users located at each facility. In management’s estimation, the costs incurred approximate the amounts that would have been incurred for similar third-party software programs for terminaling operations. During the years ended December 31, 2011, 2010 and 2009, we capitalized $0.9 million, $0.4 million and $1.0 million, respectively, of related party engineering services into construction in progress. Subsequent to the IPO, these services are provided pursuant to the Services Agreement.

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2011 and 2010, total related party accounts receivable were $3.8 million and $5.7 million, respectively. Total related party accounts payable were $3.7 million at both December 31, 2011 and 2010, respectively. Additionally, we had $2.0 million and $0.8 million within accounts payable and accrued expenses at December 31, 2011 and 2010, respectively, associated with related party administrative fees (see Note 6).

Notes payable to Oiltanking Finance B.V., both current and long-term portions, at December 31, 2011 and 2010, were $20.8 million and $148.3 million, respectively. In July 2011, we repaid approximately $119.5 million of the outstanding notes payable, affiliate, with proceeds from the IPO. We also reimbursed Oiltanking Finance B.V. for approximately $6.4 million of fees incurred in connection with the repayment of such indebtedness. See Note 9 for further details of our debt and credit agreements.

At December 31, 2011 and 2010, total interest and commitment fees payable to Oiltanking Finance B.V. under term loans and credit financing arrangements of $0.3 million and $1.0 million, respectively, were included in accounts payable and accrued expenses (see Note 6).

From time to time, we invest cash with Oiltanking Finance B.V. in short-term notes receivable at then-prevailing market rates. At December 31, 2011 and 2010, we have short-term notes receivable of $15.3 million and $12.9 million, respectively, from Oiltanking Finance B.V., bearing weighted-average interest rates of 0.51% and 0.34%, respectively.

The following table summarizes related party operating expenses, selling, general and administrative expenses, interest expense and interest income that are reflected in the consolidated statements of income for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010	2009

Operating	$4,795	$—	$—
Selling, general and administrative	10,622	3,526	3,464
Interest expense (net of amounts capitalized)	5,413	9,508	8,361
Loss on early extinguishment of debt	6,382	—	—
Interest income	42	73	11

OTH was included in the consolidated OTA federal tax returns for periods prior to the IPO, and as a result reimburses OTA for the excess of tax liabilities computed on a separate return basis over taxes paid or is entitled to the excess of taxes paid over its tax liabilities computed on a separate return basis. At December 31, 2011, we had recorded a payable of $1.2 million for federal income taxes due to our parent. At December 31, 2010, we had recorded refundable federal income taxes due from our parent of $3.0 million.

In 2010, we received a contribution in the form of land from OTA, which was recorded at OTA’s carrying value of $2.0 million.

See Notes 1 and 18 for a discussion of asset and liability transfers made in connection with our IPO.

Transactions with a Certain Director

One of the directors of our general partner, David L. Griffis, is employed by and a shareholder of the law firm of Crain, Caton & James, P.C., a firm that provides legal counsel for OTA and its affiliates. Fees for legal services paid to Crain, Caton & James, P.C. totaled $0.8 million, $0.9 million and $0.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Agreements with Affiliates

Services Agreement. On July 19, 2011, in connection with the closing of the IPO, we entered into a services agreement (the “Services Agreement”) with our general partner and OTNA, a subsidiary of OTA, pursuant to which

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OTNA agreed to provide us certain specified operating and selling, general and administrative services necessary to operate and manage our business. We agreed to reimburse OTNA for all reasonable costs and expenses incurred in connection with such services, subject to a maximum annual reimbursement obligation of $17.0 million for specified selling, general and administrative expenses. We also agreed to reimburse OTNA for all operating expenses, all expenses it incurs as a result of our becoming a publicly traded partnership, and all operating expenses that it incurs with respect to insurance coverage for our business, with such reimbursement obligations not subject to any cap.

We subsequently amended the Services Agreement on December 31, 2011, but effective as of July 19, 2011, to provide for an annual fixed fee of $14.9 million, payable in equal monthly installments, for the specified selling, general and administrative services that were previously reimbursable.

The initial term of the Services Agreement is 10 years, and it will automatically renew for additional 12-month periods following the expiration of the initial term unless and until either we or OTNA provides 180 days written notice of our intention to terminate the agreement. During this time, the $14.9 million fee related to selling, general and administrative expenses will be adjusted as necessary each year to account for inflation as measured by the consumer price index. In addition, with the approval of the Conflicts Committee of the board of directors of our general partner, the fee may be adjusted to account for growth in our business or asset base.

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

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at the dates indicated (in thousands):

	December 31,
	2011	2010

Land	$9,125	$12,483
Terminal facilities	29,805	32,321
Production facilities	402,614	391,163
Rights-of-way	30	30
Construction in progress	16,506	5,048
Total property, plant and equipment	458,080	441,045
Less: accumulated depreciation	(186,436)	(175,429)
Total property, plant and equipment, net	$271,644	$265,616

Depreciation expense was $15.7 million, $15.6 million and $14.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

For the years ended December 31, 2011, 2010 and 2009, interest costs of $0.6 million, less than $0.05 million and $1.3 million, respectively, were capitalized as part of the costs of construction in progress.

In 2008, one of our docks in Beaumont was struck by a vessel owned and operated by a third party. The primary assets impacted included the dock, dock platform and related unloading equipment. Our remaining docks were not affected by the damages. The terminal facility is covered by replacement cost property casualty insurance and business interruption insurance. To account for the property casualty damage, in 2008, we charged demolition costs to expense as incurred and also wrote off the net book value of the assets that were damaged or destroyed. We offset the book value of all damaged and destroyed assets and demolition costs incurred with indemnity proceeds receivable in the future, according to the provisions of the insurance policies in force. We also incurred capital expenditures related to the reconstruction and replacement of the damaged assets, which were capitalized. During 2009, the dock reconstruction and replacement was completed and placed in service.

We settled substantially all of our insurance claims related to the Beaumont dock in late 2010 for approximately $6.0 million in total recoveries, of which $5.0 million was related to physical property damage recoveries and $1.0 million was related to business interruption recoveries. Insurance recoveries aggregating $1.3 million, which were previously deemed probable and reasonably estimable, were recognized to the extent of the related loss in 2008. The remaining $4.7 million was recognized as a gain during the year ended December 31, 2010, of which $4.3 million was received in 2010, with the remaining amount collected in January 2011. At December 31, 2010, we had a receivable due from the incident of $0.4 million, which was recorded in other receivables. During the year ended December 31, 2011, we collected and recognized an additional $0.2 million gain related to this incident.

During the year ended December 31, 2011, we also collected and recognized a gain of $0.7 million under an insurance contract related to damages sustained during a hurricane in 2008.
In connection with the IPO, OTH and OTB made non-cash distributions to OTA, consisting of certain land parcels, an office building and other property and equipment. See Notes 1 and 18 for further information regarding the amounts distributed to OTA.

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. OTHER ASSETS

Other assets consist of the following at the dates indicated (in thousands):

	December 31,
	2011	2010

Investments in mutual funds (1)	$—	$2,649
Cash surrender value of life insurance policies (1)	—	1,224
Deferred financing costs, net	184	—
Other	94	687
Total other assets	$278	$4,560
_____________
(1) In connection with the anticipated IPO, on June 1, 2011, the deferred compensation plan and obligations were distributed to and assumed by OTA, and certain assets to be used to fund the deferred compensation plan obligations were distributed to OTA. See Notes 1 and 18 for further discussion.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at the dates indicated (in thousands):

	December 31,
	2011	2010

Accounts payable, trade	$3,060	$3,791
Accrued compensation	1,253	4,553
Accrued property taxes	5,078	5,289
Related party interest and commitment fees payable	288	967
Related party administrative fees payable	2,004	834
Deferred compensation (1)	—	637
Deferred revenue	801	378
Other	1,098	491
Total accounts payable and accrued expenses	$13,582	$16,940
___________
(1) In connection with the anticipated IPO, on June 1, 2011, the deferred compensation plan and obligations were distributed to and assumed by OTA, and certain assets to be used to fund the deferred compensation plan obligations were distributed to OTA. See Notes 1 and 18 for further discussion.

7. DEFERRED REVENUE
During 2007, we entered into a modification of a lease as a lessor and received a one-time upfront rental payment of $2.5 million, which is being amortized on a straight-line basis over the term of the lease, approximately sixteen years. At December 31, 2011 and 2010, deferred revenue related to this upfront rental payment was $1.7 million and $1.9 million, respectively, of which $0.2 million at each date was current and included in accounts payable and accrued expenses.
During 2010, we entered into a modification of a revenue agreement and received a one-time payment of $2.0 million, which is being amortized on a straight-line basis over the remaining term of the agreement, approximately nine years. At December 31, 2011 and 2010, deferred revenue related to this one-time payment was $1.6 million and $1.8 million, respectively, of which $0.2 million at each date was current and included in accounts payable and accrued expenses.
In addition to the above items, at December 31, 2011, we have an additional $0.4 million of current deferred revenue related to an advance payment received from a customer, and such amount is included in accounts payable and accrued expenses.

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In July 2011, OTH elected to be treated as a disregarded entity for U.S. federal income tax purposes. Due to the change in tax status of OTH, we recognized a non-recurring income tax benefit of $27.1 million related to the elimination of the deferred tax account balances, which is included in our consolidated statement of income for the year ended December 31, 2011.

Due to our status as a partnership, we and our subsidiaries, including OTH and OTB, are not subject to U.S. federal or state income taxes, with the exception of Texas margin tax.

Total income tax (expense) benefit differed from the amounts computed by applying the tax rate to income before income tax (expense) benefit as a result of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010	2009

Income before income tax (expense) benefit	$40,891	$49,298	$35,598
U.S. Federal corporate statutory rate	35%	35%	35%
Expected income tax expense	(14,312)	(17,254)	(12,459)
OILT, OTB and OTH income not subject to income tax	8,974	5,920	1,998
Elimination of deferred tax account balances	27,052	—	—
Texas margin tax, net of federal income tax benefit	(208)	(149)	(21)
Total income tax (expense) benefit	$21,506	$(11,483)	$(10,482)

The following table presents the tax effect of temporary differences that gave rise to significant components of the deferred income tax assets and deferred income tax liabilities at December 31, 2010 (in thousands):

Current Deferred Tax Asset:
Accrued liabilities	$546
Current Deferred Tax Liability:
Prepaid assets	197
Net current deferred tax asset	$349
Long-term Deferred Tax Asset:
Deferred compensation	$1,060
Accumulated postretirement benefit obligation	2,812
Deferred revenue	553
Long-term deferred tax asset	4,425
Long-term Deferred Tax Liability:
Property, plant and equipment	27,642
Net long-term deferred tax liability	$23,217

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our policy is to classify any interest and penalties associated with income taxes as income tax expense. During the years ended December 31, 2011, 2010 and 2009, we did not recognize any amounts in respect of potential interest and penalties associated with income taxes.

Our 2007 through 2011 tax years are subject to examination by the federal and state taxing jurisdictions.

9. DEBT

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

Notes payable, affiliate, consists of the following at the dates indicated (in thousands):

	December 31,
	2011	2010

5.93% Note due 2014	$—	$12,800
6.81% Note due 2015	—	11,200
5.96% Note due 2017	—	12,500
6.63% Note due 2018	—	2,858
6.63% Note due 2018	—	15,000
6.88% Note due 2018	—	6,000
4.90% Note due 2018	—	24,000
4.90% Note due 2018	—	24,000
7.59% Note due 2018	—	4,000
6.78% Note due 2019	7,200	8,100
6.35% Note due 2019	—	12,600
7.45% Note due 2019	6,400	7,200
7.02% Note due 2020	7,200	8,000
Total debt	20,800	148,258
Less current portion	(2,500)	(18,757)
Total long-term debt, affiliate	$18,300	$129,501

The following table presents the scheduled maturities of principal amounts of our debt obligations for the next five years and in total thereafter (in thousands):

Years Ending
December 31,

2012	$2,500
2013	2,500
2014	2,500
2015	2,500
2016	2,500
Thereafter	8,300
Total	$20,800

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the IPO, we repaid intercompany indebtedness owed to Oiltanking Finance B.V. in the amount of approximately $119.5 million, reimbursed Oiltanking Finance B.V. for approximately $6.4 million of fees incurred in connection with the repayment of such indebtedness, and paid $1.0 million of interest. The $6.4 million payment is reflected as a loss on the early extinguishment of debt in our consolidated statement of income for the year ended December 31, 2011.

Historically, OTH and OTB have had separate debt agreements. Certain of the debt agreements with Oiltanking Finance B.V. contain loan covenants that required OTH and OTB to maintain certain debt, leverage and equity ratios and prohibited these entities from pledging their assets to third parties or incurring any indebtedness other than from Oiltanking Finance B.V. without its consent. At December 31, 2011, no assets had been pledged to third parties. At December 31, 2011, two of the outstanding debt agreements contained financial loan covenants. The loan covenants in these agreements require OTB to maintain certain Financial Parameters (as such term is defined in the debt agreements), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are defined in the debt agreements). At December 31, 2011, OTB’s ratio of Stockholders’ Equity to non-current assets, the ratio of EBITDA to Total Debt Service and the ratio of Net Financial Indebtedness to EBITDA (as such terms are defined in the debt agreements) was 92.0%, 3.7 and 0.23, respectively. At December 31, 2011 and 2010, OTB was in compliance with all covenants under the respective debt agreements.

Effective December 15, 2010, we entered into an additional agreement with Oiltanking Finance B.V., which provided for a maximum borrowing of $24.0 million and was payable in semi-annual installments of $1.2 million, plus accrued interest, through December 15, 2021. The borrowings bore interest at the ten-year USD swap rate plus 2.5% per annum. This agreement was terminated, without penalty, on June 30, 2011, in connection with our entry into a $50.0 million credit agreement with Oiltanking Finance B.V. (see Credit Agreement below). No borrowings had been made under this agreement.

Credit Agreement

On June 15, 2011, we entered into a two-year $50.0 million unsecured revolving line of credit agreement with Oiltanking Finance B.V., which was amended by Addendum No. 1, dated June 22, 2011 (the “Credit Agreement”). From time to time upon our written request and in the sole determination of Oiltanking Finance B.V., the revolving credit commitment can be increased up to an additional $75.0 million, for a maximum revolving credit commitment of $125.0 million. Borrowings bear interest at LIBOR plus a margin of 2.00% and any unused portion of the revolving line of credit is subject to a commitment fee of 0.50% per annum. The maturity date of the Credit Agreement is June 30, 2013. As of December 31, 2011, we had no outstanding borrowings under the Credit Agreement. We paid an arrangement fee of $0.3 million in connection with entering into the Credit Agreement, which was deferred and is being amortized over the life of the Credit Agreement. Amortization of these deferred financing costs is included in interest expense in the consolidated statements of income.

The Credit Agreement requires us to maintain, on an calendar year basis, certain Financial Parameters (as such term is defined in the Credit Agreement), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are defined in the Credit Agreement). At December 31, 2011, the ratio of Stockholders’ Equity to non-current assets, the ratio of EBITDA to Total Debt Service and the ratio of Net Financial Indebtedness to EBITDA (as such terms are defined in the Credit Agreement) was 101.1%, 4.7 and (0.04), respectively. At December 31, 2011, we were in compliance with all covenants contained in the Credit Agreement.

10. PARTNERS’ CAPITAL AND DISTRIBUTIONS
Initial Public Offering
As discussed in Note 1, in connection with the closing of the IPO, OTA and its affiliates contributed their interests in OTH and OTB to us, and we issued an aggregate of 7,949,901 common units and 19,449,901 subordinated units, both of which represent limited partner interests, to OTA and its affiliates, and issued incentive distribution rights to our general partner.

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 19, 2011, we issued 11,500,000 common units to the public, which included 1,500,000 common units issued pursuant to the underwriters’ exercise of their over-allotment option. The net proceeds from the IPO of approximately $231.2 million, after deducting the underwriting discount and the structuring fee, were used to: (i) repay intercompany indebtedness owed to Oiltanking Finance B.V., a wholly owned finance company of Oiltanking GmbH, in the amount of approximately $119.5 million, (ii) pay Oiltanking Finance B.V. for approximately $1.0 million of interest due on intercompany indebtedness and reimburse Oiltanking Finance B.V. for approximately $6.4 million of fees incurred in connection with the repayment of such indebtedness, (iii) make distributions to OTA and its affiliates in the aggregate amount of $77.2 million, (iv) pay other offering expenses of approximately $3.4 million and (v) provide us working capital of approximately $23.7 million.

From the closing of our IPO on July 19, 2011 through December 31, 2011, we had 19,449,901 and 19,449,901 issued and outstanding common and subordinated units, respectively.

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

Summary of Changes in Outstanding Units

The following is a reconciliation of our limited partner units outstanding for the periods indicated:

	Limited Partner Units
	Common	Subordinated	Total

Limited partner units outstanding at December 31, 2010	—	—	—
Units issued in IPO on July 19, 2011	19,449,901	19,449,901	38,899,802
Limited partner units outstanding at December 31, 2011	19,449,901	19,449,901	38,899,802

Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, beginning with the quarter ended September 30, 2011, we distribute all of our available cash to unitholders of record on the applicable record date.

On November 14, 2011, we paid a quarterly cash distribution totaling $10.6 million, or $0.2678 per unit, and a corresponding distribution on our general partner’s interest, to all unitholders of record on November 3, 2011. The quarterly cash distribution for the three months ended September 30, 2011 was calculated as the minimum quarterly

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cash distribution of $0.3375 per unit, pro-rated for the period beginning immediately after the closing date of the IPO, July 19, 2011, and ending on September 30, 2011.

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

The general partner’s incentive distribution rights provide that if cash distributions to our unitholders exceed $0.38813 per common unit and subordinated unit in any quarter, our unitholders and our general partner will receive, including its 2.0% general partner interest, distributions according to the following percentage allocations:

	Target Quarterly Distribution Target Amount	Marginal Percentage Interest in Distributions
		Unitholders	General Partner
Minimum quarterly distribution	above $0.3375 up to $0.38813	98.0%	2.0%
First target distribution	above $0.38813 up to $0.42188	85.0%	15.0%
Second target distribution	above $0.42188 up to $0.50625	75.0%	25.0%
Thereafter	above $0.50625	50.0%	50.0%

Our general partner, as the initial holder of all of our incentive distribution rights, has the right, at any time when there are no subordinated units outstanding and it has received incentive distributions at the highest level to which it is entitled (48.0%, in addition to distributions paid on its 2.0% general partner interest) for each of the prior four consecutive whole fiscal quarters, to reset the initial target distribution levels at higher levels based on our cash distributions at the time of the exercise of the reset election. If our general partner transfers all or a portion of the incentive distribution rights in the future, then the holder or holders of a majority of our incentive distribution rights will be entitled to exercise this right. The following assumes that our general partner holds all of the incentive distribution rights at the time that a reset election is made. Following a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on the same percentage increases above the reset minimum quarterly distribution as the current target distribution levels.

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

On January 23, 2012, the board of directors of our general partner declared a cash distribution to our unitholders of $0.34 per unit and a corresponding distribution on our general partner’s interest. The cash distribution totaling $13.5 million was paid on February 14, 2012 to unitholders of record at the close of business on February 3, 2012.

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. EARNINGS PER LIMITED PARTNER UNIT

The following table sets forth the computation of basic and diluted earnings per limited partner unit for the period from July 19, 2011 (the closing of our IPO) through December 31, 2011 (amounts in thousands, except per unit data):

July 19, 2011 through December 31, 2011

Net income	$23,806
Less: General partner’s incentive distribution earned (1)	—
Less: General partner’s 2.0% ownership	476
Net income allocated to limited partners	$23,330

Numerator for basic and diluted earnings per limited partner unit:
Allocation of net income among limited partner interests:
Net income allocable to common units	$11,665
Net income allocable to subordinated units	11,665
Net income allocated to limited partners	$23,330

Denominator:
Basic and diluted weighted average number of limited partner units outstanding:
Common units	19,450
Subordinated units	19,450

Basic and diluted net income per limited partner unit:
Common units	$0.60
Subordinated units	$0.60
____________

(1)
Based on the amount of the distribution declared per common and subordinated unit related to earnings for the period from July 19, 2011 through December 31, 2011, our general partner was not entitled to receive any incentive distributions for this period.

12. EMPLOYEE BENEFITS

401(K) Retirement Plan

We historically sponsored a retirement plan which is available to all employees who have six months of continuous service and covers all employees of OTA. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 and is qualified under Section 401(k) of the Internal Revenue Code. The contributions to the plan, as determined by management, are discretionary but may not exceed the maximum amount deductible under the applicable provisions of the Internal Revenue Code. We made contributions into the plan on behalf of all OTA subsidiaries and were then reimbursed by the related subsidiary. Our contributions to the retirement plan, net of amounts charged to other OTA entities, were $0.6 million, $1.0 million and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. Effective June 1, 2011, in anticipation of the IPO, our former employees were transferred to OTA, and OTA became the sponsor of the 401(k) retirement plan. Subsequent to our entry into the Services Agreement (see Note 3), costs for the 401(k) retirement plan are included in the services billed to us by OTA pursuant to the Services Agreement.

Deferred Compensation Plan

Effective August 15, 1994, we adopted a special non-qualified deferred compensation plan for the purpose of providing deferred compensation to certain employees. The plan provides for elective salary deferrals by participants and discretionary contributions by us as defined by the plan. We recognized $0.1 million, $0.1 million and $0.1 million

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of accrued compensation to participants for the years ended December 31, 2011, 2010 and 2009, respectively. Payments of accrued compensation for the years ended December 31, 2011, 2010 and 2009 totaled $0.2 million, $0.6 million and $0.5 million, respectively. Employee deferrals for the years ended December 31, 2011, 2010 and 2009 totaled $0.4 million, $0.3 million and $0.2 million, respectively.

We purchased life insurance policies on certain of our employees and invested in mutual funds to assist in funding the deferred compensation liability. All payments of accrued compensation to participants were funded by our operating cash flows. At December 31, 2010, the cash surrender value of the life insurance policies and the fair value of the mutual fund assets totaled $3.9 million. At December 31, 2010, the deferred compensation liability totaled $3.7 million, of which $0.6 million was classified as current based on the expected payments for the upcoming year. The deferred compensation liability was determined by hypothetical investment accounts based on actual mutual funds or money market funds selected by each participant. On June 1, 2011, in anticipation of the IPO, the deferred compensation plan obligations, related insurance policies and mutual funds, along with our former employees, were transferred to OTA. Subsequent to our entry into the Services Agreement (see Note 3), costs for the deferred compensation plan are included in the services billed to us by OTA pursuant to the Services Agreement.

13. FAIR VALUE MEASUREMENTS

We record certain investment securities at fair value. Fair value is determined based on the price that would be received to sell an asset or paid to transfer a liability in the most advantageous market, utilizing a hierarchy of three different valuation techniques:

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

The following table summarizes our financial assets that are measured at fair value. We did not have any nonfinancial assets or nonfinancial liabilities which required remeasurement at fair value as of the dates indicated (in thousands):

	December 31,
	2011		2010
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Quoted Prices in Active Markets	Significant Other Observable Inputs
	(Level 1)	(Level 2)	(Level 1)	(Level 2)

Cash surrender value of life insurance policies (1)	$—	$—	$—	$1,224
Investments in mutual funds (1)	—	—	2,649	—
Fair value	$—	$—	$2,649	$1,224
__________

(1)
On June 1, 2011, in anticipation of the IPO, the deferred compensation plan obligations along with our former employees were transferred to OTA. As a result, all assets related to this plan were also transferred to OTA.

14. MEDICAL INSURANCE AND POSTRETIREMENT BENEFIT OBLIGATIONS

Medical Insurance

Prior to June 1, 2011, we sponsored a self-insurance program for medical and dental insurance administered by a third party, which covered all of our former employees. The total expense and obligations to the administrator was a

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

result of administrative fees, premiums and actual incidence of claims. Under the program, we were responsible for a predetermined limit of claims per participant per year, or a maximum of approximately $3.0 million to $4.0 million in the aggregate per year, in accordance with the plan agreements. Claims exceeding these amounts were covered by an insurance policy. During the years ended December 31, 2011, 2010 and 2009, we incurred administrative fees, premiums and claims totaling $1.3 million, $2.2 million and $1.9 million, respectively. Effective June 1, 2011, our former employees were transferred to OTA, and OTA became the sponsor of the self-insurance program. Subsequent to our entry into the Services Agreement (see Note 3), costs for the insurance program plan are included in the services billed to us by OTA pursuant to the Services Agreement.

Postretirement Benefit Plan

Effective June 1, 2004, we established a non-pension postretirement benefit plan. The plan was designed to provide health care coverage, upon retirement, to the employees of OTA who met the age and service requirements. The health plan was contributory, with participants’ contributions adjusted annually. We were required to reflect the funded status of the defined benefit postretirement health plan as a prepaid asset or an accrued liability and to recognize the net deferred and unrecognized gains and losses, net of tax, as part of accumulated other comprehensive income within partners’ capital. We used a December 31 measurement date for the plan. Effective June 1, 2011, OTA became the sponsor of the postretirement benefit plan, and our obligations under this plan along with our former employees were transferred to OTA. Subsequent to our entry into the Services Agreement (see Note 3), costs for the postretirement benefit plan are included in the services billed to us by OTA pursuant to the Services Agreement.

The following table provides information related to the postretirement benefit obligation and the fair value of plan assets for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010

Change in benefit obligation:
Benefit obligation at beginning of year	$8,034	$6,543
Service cost	447	840
Interest cost	190	315
Contributions by employer	10	13
Contributions by plan participants	8	46
Actuarial loss	153	336
Benefits paid	(18)	(59)
Benefit plan transferred to OTA	(8,824)	—
Benefit obligation at end of year	$—	$8,034

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contributions	10	13
Plan participants’ contributions	8	46
Benefits paid	(18)	(59)
Fair value of plan assets at end of year	$—	$—

Funded status:
Benefit obligation at end of year	$—	$8,034
Fair value of plan assets at end of year	—	—
Funded status at end of year	$—	$8,034

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in our consolidated balance sheets consist of the following at the dates indicated (in thousands):

	December 31,
	2011	2010

Liabilities:
Current liabilities	$—	$82
Noncurrent liabilities	—	7,952
Net medical postretirement obligation	$—	$8,034

Accumulated Other Comprehensive Income (Loss):
Unrecognized prior service cost	$—	$1,120
Unrecognized net actuarial loss	—	1,344
Total	$—	$2,464

The following table presents our net periodic benefit costs for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010	2009

Service cost	$447	$840	$777
Interest cost	190	315	320
Amortization of unrecognized amounts:
Prior service cost	47	110	109
Net actuarial loss	11	—	13
Net periodic benefit costs	$695	$1,265	$1,219

The following table presents changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010	2009

Current period net loss	$(153)	$(336)	$(292)
Amortization of prior service cost	47	110	109
Amortization of prior net actuarial loss	11	—	13
Total recognized in other comprehensive loss	(95)	(226)	(170)
Net periodic postretirement benefit cost	(695)	(1,265)	(1,219)
Total recognized in net periodic postretirement benefit cost
and other comprehensive income	$(790)	$(1,491)	$(1,389)

The assumptions used in determining net benefit cost were as follows for the periods indicated:

	Year Ended December 31,
	2011	2010	2009

Weighted average expense assumptions:
Discount rate at the beginning of year	5.68%	6.00%	6.25%
Initial health care cost trend rate	9.50% (1)	9.50% (1)	8.00% (2)
Ultimate health care cost trend rate	5.00%	5.00%	5.00%
Number of years to reach ultimate trend	10	10	8
__________

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Rate represents assumed medical cost trend rate for all employee costs. Drug costs have a trend rate of 8.5%.

(2)	Rate represents assumed trend rate for pre-age 65 employee costs. Post-age 65 employee costs have a trend rate of 7.5% and drug costs have a trend rate of 9.0%.

The assumptions used in determining the actuarial present value of the project benefit obligation were as follows at the dates indicated:

	December 31,
	2011	2010

Weighted average balance sheet assumptions:
Discount rate at the end of the year	5.68%	5.68%
Initial health care cost trend rate	9.50% (1)	9.50% (1)
Ultimate health care cost trend rate	5.00%	5.00%
Number of years to reach ultimate trend	9	9
______________

(1)	Rate represents assumed medical cost trend rate for all employee costs. Drug costs have a trend rate of 8.5%.

The discount rates are based on a discount rate analysis using the Citigroup Pension Discount Curve and the expected postretirement benefit cash flows. The resulting discount rates are consistent with the duration of plan liabilities.

15. UNIT-BASED COMPENSATION

On July 13, 2011, in connection with the IPO, the board of directors of our general partner adopted the Oiltanking Partners, L.P. Long-Term Incentive Plan (the “LTIP”) for employees, consultants and directors of the general partner and those of its affiliates who perform services for us. The LTIP provides for the grant of restricted units, unit options, phantom units, unit payments, unit appreciation rights, other equity-based awards, distribution equivalent rights and performance awards. The LTIP limits the number of common units that may be delivered pursuant to awards under the plan to 3,889,980 units. Common units withheld to satisfy exercise prices or tax withholding obligations are available for delivery pursuant to other awards. The LTIP may be administered by the board of directors of our general partner or a committee appointed by the board of directors, which may be a committee of the board of directors or managers of an affiliate. As of December 31, 2011, no awards had been granted under the LTIP.

16. INTEREST EXPENSE AND OTHER INCOME (EXPENSE)

The following table presents the components of interest expense for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010	2009

Related party interest expense	$(6,032)	$(9,529)	$(9,651)
Capitalized related party interest	619	21	1,290
Other	(25)	(30)	(40)
Total interest expense	$(5,438)	$(9,538)	$(8,401)

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of other income (expense) for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010	2009

Unrealized gain on the cash surrender value of
life insurance policies	$42	$39	$471
Gain on sale of residual product	290	930	—
Unrealized gain on investments in mutual funds	96	124	—
Other	3	7	20
Total other income (expense)	$431	$1,100	$491

17. MAJOR CUSTOMERS

The following table presents the percentage of revenues and receivables associated with our significant customers for the periods indicated:

	% of Revenues			% of Receivables
	Year Ended December 31,			December 31,
	2011	2010	2009	2011	2010

BP p.l.c.	15%	14%	11%	2%	1%
LyondellBasell Industries	13%	12%	18%	12%	13%
Enterprise Products Partners	12%	12%	12%	24%	22%
Exxon Mobil Corporation	12%	12%	13%	11%	1%
Royal Dutch Shell plc	11%	11%	12%	19%	36%
Total	63%	61%	66%	68%	73%

No other customer accounted for more than 10% of our revenues during the years ended December 31, 2011, 2010 and 2009.

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010	2009

Cash paid for interest (net of capitalized interest) (1)	$12,401	$9,996	$9,764
Cash taxes paid	1,686	2,130	1,394
Interest costs capitalized	619	21	1,290
Non-cash transactions:
Distribution of certain land parcels and office building to OTA (2)	$6,215	$—	$—
Distribution of certain accounts and notes receivable to OTA (2)	18,277	—	—
Transfer of postretirement plan obligation to OTA (including $1.7 million of associated accumulated other comprehensive loss) (2)	(8,824)	—	—
Transfer of deferred compensation plan obligations to OTA (2)	(4,124)	—	—
Transfer of deferred compensation plan assets to OTA (2)	4,010	—	—
Net deferred tax assets related to asset and liabilities transferred to OTA (2)	4,531	—	—
Cash distribution payable (3) (4)	178	2,000	—
Loan repayment by reducing short-term note receivable (5)	—	2,097	—
Settlement of distribution by reducing short-term note receivable (4)	—	10,000	—
Contribution of land from OTA (6)	—	2,022	—
_____________

(1)	2011 amount includes $6.4 million of fees incurred in connection with the repayment of indebtedness in connection with the IPO (see Note 9).

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

(3)
At December 31, 2011, we had an accrued distribution to OTA of $0.2 million, which was recorded in accounts payable, affiliates. During the year ended December 31, 2011, we paid pre-IPO distributions to OTA of $85.5 million, consisting of: (i) $2.0 million, which had been declared during December 2010 and paid in January 2011, and was included in accounts payable, affiliates at December 31, 2010 and (ii) $83.4 million, which was paid to OTA in July 2011, $77.0 million of which was paid using proceeds from the public issuance of the common units.

(4)
During the year ended December 31, 2010, we declared distributions of $25.7 million and paid $13.7 million to OTA. Of the remaining $12.0 million, $10.0 million was paid by reducing a short-term note receivable due from Oiltanking Finance B.V. and $2.0 million was paid in January 2011 and was recorded in accounts payable, affiliates at December 31, 2010.

(5)	During the year ended December 31, 2010, we paid a $2.1 million loan payment to Oiltanking Finance B.V. by reducing a $2.1 million short-term note receivable due from Oiltanking Finance B.V.

(6)	During the year ended December 31, 2010, we received a non-cash contribution of land from OTA, which was recorded at OTA’s book value of $2.1 million.

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. SEGMENT REPORTING

We derive our revenues from two operating segments — OTH and OTB. The two operating segments have been aggregated into one reportable segment because they have similar long-term economic characteristics, types and classes of customers and provide similar services.

Revenues by service category are as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010	2009

Storage service fees	$87,794	$87,172	$74,865
Throughput fees	23,973	23,150	20,270
Ancillary service fees	5,610	6,128	5,705
Total revenues	$117,377	$116,450	$100,840

20. COMMITMENTS AND CONTINGENCIES

Commitments

We entered into a land lease agreement covering approximately 63 acres with a third party beginning December 15, 2010 through December 14, 2035. The lease provides for annual rental payments of $0.6 million, which will be adjusted to correspond with variations in the Consumer Price Index beginning with the sixth year of the lease. We can terminate the lease at the end of the fifth or tenth year and pay a termination fee of $3.0 million, as provided in the lease agreement. The agreement also contains an option to purchase the land for a price ranging from $6.0 million to $6.7 million. Future minimum lease payments under this non-cancelable lease as of December 31, 2011 are as follows (in thousands):

2012	$600
2013	600
2014	600
2015	600
2016	600
Thereafter	10,800
Total	$13,800

Litigation

From time to time, we may become a party to certain claims or legal complaints arising in the ordinary course of business. In the opinion of management, the ultimate resolution of the potential or existing claims and complaints will not have a material adverse effect on our financial position, results of operations or cash flows.

Environmental Liabilities

We may experience releases of crude oil, petroleum products and fuels, liquid petroleum gas or other contaminants into the environment, or discover past releases that were previously unidentified. Although we maintain an inspection program designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to any such environmental releases from our assets may affect our business. As of December 31, 2011 and 2010, we have not identified any environmental obligations that would require accrual in our consolidated financial statements.

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

21. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2011 and 2010 is set forth below (in thousands, except per unit amounts).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2011
Revenue	$29,955	$29,654	$28,867	$28,901	$117,377
Operating income (1)	12,567	12,807	14,891	11,973	52,238
Net income (1) (2)	7,620	7,616	35,310	11,851	62,397
Net income subsequent to IPO on July 19, 2011 (3)			11,955	11,851	23,806
Earnings per common unit – basic and diluted			$0.30	$0.30	$0.60
Earnings per subordinated unit – basic and diluted			0.30	0.30	0.60

2010
Revenue	$27,742	$28,729	$28,875	$31,104	$116,450
Operating income (4)	15,605	12,378	12,899	16,780	57,662
Net income (4)	10,839	7,239	7,804	11,933	37,815
______________

(1)
The first and third quarters of 2011 include gains of $0.2 million and $0.7 million, respectively, from proceeds received under an insurance contract (see Note 4). The first quarter of 2011 includes a loss of $0.5 million on the disposal of fixed assets.

(2)
The third quarter of 2011 includes a non-recurring gain of $27.1 million related to the elimination of the deferred tax account balances, upon the change in tax status in connection with our IPO (see Note 8). The third quarter of 2011 also includes a loss of $6.4 million on the early extinguishment of debt, repaid with proceeds from our IPO (see Note 9).

(3)	Reflects net income since the closing of our IPO on July 19, 2011.

(4)
The first and fourth quarters of 2010 include gains of $3.7 million and $0.9 million, respectively, from proceeds received under an insurance contract relating to damages sustained at a dock facility that was struck by a vessel owned and operated by a third party during 2008 (see Note 4).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This Report does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Change in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Our general partner manages our operations and activities on our behalf through its directors and officers, the latter of whom are employed by Oiltanking North America, LLC, a subsidiary of OTA. Our general partner is not elected by our unitholders and is not subject to re-election in the future. The directors of our general partner oversee our operations. Unitholders are not entitled to elect the directors of our general partner, which are appointed by OTA. Unitholders are not entitled to directly or indirectly participate in our management or operations. Our general partner is, however, accountable to us and our unitholders as a fiduciary. Fiduciary duties owed to unitholders by our general partner are prescribed by law and our partnership agreement, which contains various provisions modifying and restricting the fiduciary duties that might otherwise be owed by our general partner.

Our general partner currently has six directors, two of whom are independent as defined under the independence standards established by the NYSE and the Exchange Act. The NYSE does not require a listed publicly traded partnership, such as ours, to have a majority of independent directors on the board of directors or to establish a compensation committee or a nominating committee. We are, however, required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act, subject to certain transitional relief during the one-year period following consummation of the IPO.

All of the executive officers of our general partner listed below allocate their time between managing our business and the business of OTA. While the amount of time that our executive officers devote to our business varies in any given year, our executive officers intend to devote as much time as is necessary for the proper conduct of our business.

Neither our general partner nor OTA receive any management fee or other compensation in connection with our general partner’s management of our business, but we reimburse our general partner and its affiliates, including OTA, for all expenses they incur and payments they make on our behalf pursuant to the Services Agreement with OTA. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us but does not limit the amount of expenses for which our general partner and its affiliates may be compensated. Under the Services Agreement, we have an agreed upon fixed fee for expenses associated with certain specified selling, general and administrative services necessary to run our business that are provided to us by OTA. These expenses include expenses of executive and non-executive employees, including general and administrative overhead costs, salary, bonus, incentive compensation and other compensation amounts.

In evaluating director candidates, OTA assesses whether a candidate possesses the judgment, knowledge, experience, skill and expertise that are likely to enhance the ability of the board of directors to oversee our affairs and business, including, when applicable, to enhance the ability of committees of the board of directors to fulfill their duties.

Executive Officers and Directors of our General Partner

The following table shows information for the executive officers and directors of our general partner. Directors are appointed and hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board of directors. There are no family relationships among any of our directors or executive officers. Some of our directors and all of our executive officers also serve as executive officers of OTA.

Name	Age	Position With Our General Partner

Carlin G. Conner	44	President, Chief Executive Officer, Director and Chairman of the Board
Kenneth F. Owen	38	Chief Financial Officer
Kevin L. Campbell	47	Vice President of Operations
Robert “Bo” J. McCall	47	Vice President of Marketing and Sales
Jan P. Vogel	41	Vice President of Corporate Affairs and Strategic Planning
David L. Griffis	66	Director
Rutger van Thiel	48	Director
Gregory C. King	51	Director (1)
Randall J. Larson	54	Director (1)
James Flannan Browne (2)	63	Director
_________________
(1) Director is an independent director of our general partner and is not otherwise affiliated with our general partner or OTA, or their affiliates.
(2) Kapil K. Jain resigned from the board of directors effective January 16, 2012 due to his acceptance of a position as the President of Terminaling of IOT Infrastructure and Energy Services Limited (“IOT”) in Mumbai, India. IOT is an affiliate of Oiltanking GmbH. Mr. Browne was appointed to the board of directors effective January 16, 2012.

Mr. Conner has served as President and Chief Executive Officer and a member of the board of directors of our general partner since March 2011 and President and Chief Executive Officer of OTA since July 2006. Mr. Conner was elected as the Chairman of the board of directors of our general partner in connection with the completion of our IPO in July 2011. Mr. Conner has been in the terminaling business for over 19 years. Before joining the Oiltanking Group, he worked at GATX Terminals Corporation in various roles including Operations and Commercial Management. In 2000, he joined Oiltanking Houston, L.P. and in 2003, he moved to the Oiltanking Group’s corporate headquarters in Hamburg, Germany, where he was responsible for international business development. In Hamburg, he sat on the boards of several Oiltanking Group ventures. We believe that Mr. Conner’s experience as President and Chief Executive Officer of OTA and related familiarity with our assets as well as his extensive knowledge of the terminaling industry brings substantial experience and leadership skills to the board of directors of our general partner.

Mr. Owen has served as Chief Financial Officer of our general partner and Chief Financial Officer of OTA since March 2011. Prior to joining the Oiltanking Group, Mr. Owen was employed in the investment banking group with Citigroup Global Markets Inc. from October 2010 to March 2011. From March 2005 through October 2010, Mr. Owen was employed in the investment banking group with UBS Investment Bank. At both Citigroup Global Markets Inc. and UBS Investment Bank, he focused primarily on the energy sector. Prior to March 2005, Mr. Owen worked as an equity research analyst at UBS Investment Bank and Credit Suisse, providing him with an aggregate of more than 10 years of experience in the industry.

Mr. Campbell has served as Vice President of Operations of our general partner since March 2011 and Vice President of Operations of OTA since April 2010. Prior to that, he was the Terminal Manager for Oiltanking Texas City, L.P., a wholly owned subsidiary of OTA, from January 2008 until April 2010. Prior to becoming Terminal Manager, he served as the Operations Manager for Oiltanking Texas City, L.P. from July 2004 until January 2008. Mr. Campbell has been employed by the Oiltanking Group since 1985, serving in various roles, including operations, scheduling and health, safety and environmental.

Mr. McCall has served as Vice President of Marketing and Sales of our general partner since March 2011 and Vice President of Marketing and Sales of OTA since March 2007. Mr. McCall has been in the midstream oil and gas business for 24 years. Prior to joining the Oiltanking Group in 2003, he worked for Conoco and other small oil and gas companies with responsibilities ranging from engineering, sales/commercial and executive capacities. At OTA, he has worked in the commercial department as a sales manager for four years and as the Vice President of Marketing for an additional five years supporting all of OTA’s facilities.

Mr. Vogel has served as Vice President of Corporate Affairs and Strategic Planning of our general partner since March 2011 and Vice President of Corporate Affairs and Strategic Planning of OTA since March 2011. He has been in the energy industry for over 20 years. First employed by the Oiltanking Group in 1990, he has held various positions with the Oiltanking Group and its parent company, Marquard & Bahls AG, serving in roles related to commercial and general management as well as mergers and acquisitions and strategy. In 2005, he moved to the Oiltanking Group’s corporate headquarters in Hamburg, Germany, where he also served as General Manager for Europe, North and South America. In this capacity, he served on the boards of several Oiltanking Group ventures, including OTA and some of its subsidiaries. Before moving to the U.S. in 2011, Mr. Vogel was Director Group Strategy for Marquard & Bahls AG, where he was responsible for overseeing mergers and acquisitions projects.

Mr. Griffis has served as a member of the board of directors of our general partner since March 2011. He has served as Assistant Secretary of OTA since 2001, in various other capacities including Treasurer and Secretary for affiliates of OTA since 1998 and as outside counsel for Oiltanking Houston, L.P. since its inception in 1974. Mr. Griffis has been practicing law since 1974, and is currently a shareholder at the law firm of Crain, Caton & James, P.C., where he represents domestic and international clients in acquisitions, joint ventures and strategic alliances. We believe that Mr. Griffis’ three decades of experience in transactional law and extensive knowledge of the Oiltanking Group’s business and operations brings unique and valuable skills to the board of directors.

Mr. van Thiel has served as a member of the board of directors of our general partner since March 2011 and Managing Director of the Oiltanking Group since August 2010. From September 2004 to August 2010, Mr. van Thiel oversaw the business and expansion activities in Asia Pacific, serving in various management roles including Managing

Director, Chief Executive Officer and President of the Oiltanking Group’s operations in that region. Mr. van Thiel began his career with the Oiltanking Group in June 2000, and in 2001, he was promoted to Director of Chemical and Gas Logistics to oversee and expand the Oiltanking Group’s global chemical terminal network. Prior to beginning his career with the Oiltanking Group, Mr. van Thiel was employed by Van Ommeren (currently known as Vopak) in the Netherlands and worked in several functions including finance, commercial and business development, reaching the position of General Manager of Vopak Peru. He has been in the energy industry for more than 20 years. Mr. van Thiel currently serves as a director for multiple international entities affiliated with the Oiltanking Group. We believe that Mr. van Thiel’s extensive leadership experience with the Oiltanking Group and knowledge of the terminaling and storage industry internationally provides important insight and perspective to the board of directors.

Mr. King was appointed to serve as a member of the board of directors of our general partner in connection with our IPO. Mr. King also serves as the chairman of the Conflicts Committee and as a member of the Audit Committee of the board of directors of our general partner. Mr. King previously served as President of Valero Energy Corporation from January 2003 to December 2007. Mr. King served as Executive Vice President and General Counsel of Valero Energy from September 2001 until December 2002, and as Executive Vice President and Chief Operating Officer from January 2001 until September 2001. Prior to that, he served as Senior Vice President and Chief Operating Officer of Valero Energy from 1999 to January 2001. He became Vice President and General Counsel of Valero Energy in 1997, and prior to that was a Partner in the Houston-based law firm of Bracewell & Giuliani. From January 1, 2002 until July 2006, Mr. King served as director of Valero GP, LLC (currently known as NuStar GP, LLC), the general partner of Valero L.P. (currently known as NuStar Energy L.P.). Mr. King brings demonstrated industry knowledge derived from 25 years of energy industry experience, communications, team-building and leadership skills to the board of directors of our general partner.

Mr. Larson was appointed to serve as a member of the board of directors of our general partner in August 2011. Mr. Larson also serves as the chairman of the Audit Committee and as a member of the Conflicts Committee of the board of directors of our general partner. Mr. Larson previously served as Chief Executive Officer of the general partner of TransMontaigne Partners L.P. from September 2006 until August 2009, and as its Chief Financial Officer from January 2003 until September 2006, and served as its Controller from May 2002 to January 2003. From July 1994 to May 2002, Mr. Larson was a partner with KPMG LLP in its Silicon Valley and National (New York City) offices. From July 1992 to July 1994, Mr. Larson served as a Professional Accounting Fellow in the Office of Chief Accountant of the Securities and Exchange Commission. Mr. Larson has been a director of the general partner of MarkWest Energy Partners, L.P. since July 2011. The board of directors has determined that Mr. Larson is “independent” under applicable NYSE rules and qualifies as an “Audit Committee Financial Expert.” Mr. Larson brings extensive financial and management experience in the terminaling industry to the board of directors of our general partner.

Mr. Browne was appointed to serve as a member of the board of directors of our general partner in January 2012. Mr. Browne has served as the Head of Legal and Insurance for Oiltanking GmbH since April 2004. From February 2001 to April 2004, he served as a legal advisor for Skytanking Holding GmbH, an affiliate of Oiltanking GmbH that specializes in construction, operation and management of airport fuel facilities. During 2002, he also started working as a legal advisor to the Oiltanking Group. Prior to joining the Oiltanking Group, in September 1984, he joined Greyhound Financial Services in London as the head of the legal department, where his work included aircraft and ship financing as well as legal work for other European affiliates of Greyhound, including the Aircraft Service International Group (“ASIG”). From November 1996 to December 2000, he served as ASIG’s European counsel. Prior to that, he worked for the law firm of Coudert Brothers in its New York and London offices. Mr. Browne has been practicing law since 1977, and he currently serves as a director for multiple international entities affiliated with the Oiltanking Group. We believe that Mr. Browne’s various roles with affiliates of the Oiltanking Group over the last decade provide significant experience and skills relating to our operations, making him a valuable member of the board of directors of our general partner.

Director Independence

In accordance with the rules of the NYSE, we have appointed two independent directors since the IPO, and we must appoint at least one additional independent director within 12 months of the initial listing of our units in connection with the IPO. The third appointment is expected by mid 2012.

The board of directors of our general partner has determined that each of Messrs. King and Larson are independent as defined under the independence standards established by the NYSE and the Exchange Act.

Committees of the Board of Directors

Our general partner’s board of directors has two standing committees: the Audit Committee and Conflicts Committee.

Audit Committee

The Audit Committee of our general partner has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, and consists of Messrs. King and Larson, both of whom are independent. Mr. Larson is the current Chairman of the Audit Committee. The board of directors of our general partner has determined Mr. Larson is an “audit committee financial expert” within the meaning of the SEC rules. Our Audit Committee operates pursuant to a written charter, an electronic copy of which is available on our website at www.oiltankingpartners.com.

The Audit Committee of the board of directors of our general partner serves as our Audit Committee and assists the board of directors in its oversight of the integrity of our consolidated financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The Audit Committee has the sole authority to (i) retain and terminate our independent registered public accounting firm, (ii) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (iii) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The Audit Committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the Audit Committee and our management, as necessary.

Conflicts Committee

Messrs. King and Larson serve on the Conflicts Committee. Mr. King is the current Chairman of the Conflicts Committee. The Conflicts Committee reviews specific matters that the board of directors believes may involve conflicts of interest (including certain transactions with members of the Oiltanking Group). The Conflicts Committee will determine if the resolution of the conflict of interest is fair and reasonable to us. The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates, including OTA, and must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements. Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

Executive Sessions of Non-Management Directors

        The board of directors of our general partner holds regular executive sessions in which the independent directors meet without any non-independent directors or members of management. The purpose of these executive sessions is to promote open and candid discussion among the independent directors. The rules of the NYSE require that one of the independent directors must preside over each executive session, and the role of presiding director is rotated among each of the independent directors.

Communication with the Board of Directors

        A holder of our units or other interested party who wishes to communicate with the non-management directors of our general partner may do so by contacting the Partnership’s corporate secretary at the address or phone number appearing on the front page of this Report. Communications will be relayed to the intended recipient of the board of directors of our general partner except in instances where it is deemed unnecessary or inappropriate to do so pursuant to the procedures established by the Audit Committee. Any communications withheld under those guidelines will nonetheless be recorded and available for any director who wishes to review them.

Corporate Governance Matters

We have a Code of Ethics for Directors, Executive Officers and Senior Financial Employees that applies to, among others, the Chairman, Chief Executive Officer, President, Chief Financial Officer and Controller of our general partner, as required by Section 406 of the Sarbanes-Oxley Act of 2002. Furthermore, we have Corporate Governance Guidelines and a charter for our Audit Committee. Each of the foregoing is available on our website at www.oiltankingpartners.com in the “Corporate Governance” section. We provide copies, free of charge, of any of the foregoing upon receipt of a written request. We disclose amendments and director and executive officer waivers with regard to the Code of Ethics, if any, on our website or by filing a Current Report on Form 8-K to the extent required.

You can also find information about us at the offices of the NYSE, 20 Broad Street, New York, New York 10005 or at the NYSE’s Internet site (www.nyse.com). The certifications of our general partner’s Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act have been included as exhibits to this Report.

NYSE Corporate Governance Listing Standards

The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of our general partner provided such certification to the NYSE in 2011 without qualification.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, our officers and directors, and persons beneficially owning more than 10% of our units, are required to file with the SEC reports of their initial ownership and changes in ownership of our units. Our officers and directors, and persons beneficially owning more than 10% of our units are also required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on a review of Forms 3, 4 and 5 furnished to us and written representations from reporting persons that no other reports were required for those persons, we believe that during 2011, all officers and directors, and persons beneficially owning more than 10% of our units who were required to file reports under Section 16(a) complied with such requirements on a timely basis.

Item 11.     Executive Compensation

Compensation Discussion and Analysis

Introduction

We do not directly employ any of the persons responsible for managing our business. We are managed by our general partner, OTLP GP, LLC. Our general partner has the sole responsibility for conducting our business and for managing our operations, and its board of directors and officers make decisions on our behalf. The officers of our general partner, which we refer to as our officers, are employed by OTA, and manage the day-to-day affairs of our business. We do not incur any direct compensation charge for the executive officers of our general partner. Instead, under the Services Agreement, we pay OTA an annual administrative fee of $14.9 million, which is intended to compensate OTA for providing certain corporate staff and support services to us, including services provided to us by the executive officers of our general partner. From July 19, 2011, the effective date of the Services Agreement, through

December 31, 2011, we paid OTA an administrative fee of approximately $6.6 million. The administrative fee is a lump-sum payment and does not reflect specific amounts attributable to the compensation of executive officers of our general partner while acting on our behalf.

Compensation Setting Process

Historically, the managing director of Oiltanking GmbH, the parent of OTA, has determined the overall compensation philosophy and set the final compensation of the officers of OTA and its subsidiaries without the assistance of a compensation consultant. OTA’s executive officers have traditionally been compensated with base salary and annual cash bonuses. Base salary amounts were historically determined in the sole discretion of Oiltanking GmbH, and annual cash bonuses were determined based on a percentage of the annual profit of our Houston and Beaumont operations. In the future, we expect that OTA will grant annual bonuses, the amounts of which may be determined based on a variety of factors that could include the financial and operational performance of our operations, the financial and operational performance of Oiltanking GmbH’s operations and the achievement of individual performance goals.

After our IPO, the compensation of the executive officers of our general partner continues to be established by OTA and Oiltanking GmbH. Accordingly, the board of directors of our general partner does not play any role in setting the compensation of the executive officers of our general partner, and we do not have any employment agreements with these officers. Ultimately, all compensation decisions are made at the discretion of the managing director of Oiltanking GmbH. Moreover, as permitted by the NYSE’s rules applicable to publicly traded partnerships, we do not have a compensation committee.

In connection with our IPO, Oiltanking GmbH, in consultation with Towers Watson, an independent compensation consultant, considered the compensation structures and levels that it believed would be necessary for executive recruitment and retention as a public company. OTA and Oiltanking GmbH also examine the compensation practices of our peer companies and data from the storage and terminaling industry, on a periodic basis, to ensure competitive compensation opportunities are provided to OTA’s executive officers.

OTA currently intends to adopt a long-term incentive plan that it would separately administer and grant equity-based compensation awards to certain employees in 2012, including our executive officers. Under that plan, OTA may grant phantom unit or restricted unit awards to provide incentives to employees while still creating a strong alignment between those employees and our unitholders. OTA currently intends to grant equity awards that are subject to certain long-term and/or performance vesting requirements, which may be settled in cash or in equity; however, no final determinations have been made with respect to the type of equity-based awards that may be granted to employees, the number or value of awards or the timing of any grants.

Long-Term Incentive Plan

In connection with the IPO, the board of directors of our general partner adopted a long-term incentive plan, the Oiltanking Partners, L.P. Long-Term Incentive Plan (“LTIP”), for employees, consultants and directors who perform services for us. The LTIP provides for awards of restricted units, unit options, phantom units, unit payments, unit appreciation rights, other equity-based awards, distribution equivalent rights and performance awards. The LTIP limits the number of units that may be delivered pursuant to awards to 3,889,980 common units, which is 10% of the outstanding common units and subordinated units at the IPO. Common units withheld to satisfy exercise prices or tax withholding obligations are available for delivery pursuant to other awards. The LTIP will expire on July 13, 2021, which is the tenth anniversary of its approval, when common units are no longer available under the LTIP for grants or upon its termination by the plan administrator, whichever occurs first.

As of December 31, 2011, no awards had been granted under the LTIP, and we do not expect to grant any awards in the future. Rather, we expect that OTA will grant equity-based awards pursuant to a separate equity-based award program that OTA administers.

Deferred Compensation Plan

Our executive officers are eligible to participate in the Oiltanking Holding Americas, Inc. Deferred Compensation Plan (the “Deferred Plan”). The Deferred Plan is an unfunded retirement plan intended to supplement the retirement needs of a select group of management employees that are subject to compensation and contribution limitations in the Internal Revenue Code of 1986, as amended (the “Code”) with respect to other qualified retirement vehicles.

The Deferred Plan defines “compensation” as the aggregate amount of compensation payable to a participant for a plan year, including salary, overtime, commissions, bonuses and all other items that constitute “wages” within the meaning of Section 3401(a) of the Code. Participants may elect to defer a dollar amount or a percentage of compensation that the individual is entitled to receive during any calendar year by making salary deferral elections and/or bonus deferral elections. In order to comply with certain requirements of Section 409A of the Code, the participant’s election to defer either salary or bonus amounts must be made in the year prior to the year in which that compensation will be earned. Salary deferrals are limited to 90% of a participant’s salary while bonus deferrals may relate to 100% of a participant’s potential bonus for the upcoming year. A participant will be 100% vested at all times in each salary and/or bonus deferral amounts.

At the time that a participant makes a salary deferral election, the participant may also choose to make one or more of the following elections in the same manner as his or her salary deferral election: a FICA excess deferral election, a 401(k) refund offset election and a 401(k) excess deferral election. A FICA excess deferral election allows the participant to defer an amount equal to the participant’s portion of the FICA tax rate on compensation (excluding bonuses) in excess of the Deferred Plan’s social security wage base. The 401(k) refund offset election would be equal to the amount the participant is due, if any, with respect to the result of the nondiscrimination testing results of our 401(k) plan. The 401(k) excess deferral election means the amount that the participant is prohibited from contributing to our 401(k) plan as a result of the limitations under Section 402(g) of the Code. These deferrals will be considered part of the participant’s salary deferral election and will be subject to a maximum deferral percentage of 90% as well.

OTA has the discretion, but not the obligation, to make employer contributions into the Deferred Plan on a participant’s behalf from time to time, and such contributions may be subject to any restrictions that OTA feels are appropriate, such as vesting restrictions.

Compensation Committee Report

Our general partner’s board of directors has reviewed and discussed with management the compensation discussion and analysis disclosure contained in this Report as required by Item 402(b) of Regulation S-K. Based on those reviews and discussions, the board of directors has recommended that the compensation discussion and analysis be included in the Annual Report on Form 10-K for the year ended December 31, 2011 for filing with the SEC.

Carlin G. Conner
David L. Griffis
James Flannan Browne
Rutger van Thiel
Gregory C. King
Randall J. Larson

Director Compensation

The officers or employees of our general partner or of OTA who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Directors of our general partner who are not officers or employees of our general partner or of OTA receive compensation as set by our general partner’s board of directors. Each non-employee director receives a compensation package that consists of: (i) an annual retainer of $45,000; (ii) an additional retainer of $5,000 for the chair of each board of director committee; (iii) a meeting attendance fee of $2,000 per in-person board of directors and committee meeting and (iv) a meeting attendance fee of $1,500 per telephonic board of directors and committee meeting. In addition, non-employee directors are reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or its committees.

The following table provides information concerning the compensation of our general partner’s directors for the year ended December 31, 2011.

Director Compensation Table for 2011

Name (2)	Fees earned or paid in cash ($)	Unit awards ($)	All other compensation ($)	Total ($)

Kapil K. Jain (1) (3)	$—	$—	$—	$—
Rutger van Thiel (1)	—	—	—	—
David L. Griffis	54,000	—	—	54,000
Gregory C. King	58,500	—	—	58,500
Randall J. Larson	58,500	—	—	58,500
________________
(1) Because Messrs. Jain and van Thiel are employees of an affiliate of our general partner, neither of them receives compensation for service as a director of our general partner.
(2) At December 31, 2011, none of the directors held any outstanding equity awards.
(3) Mr. Jain resigned from the board of directors effective January 16, 2012 due to his acceptance of a position as the President of Terminaling of IOT in Mumbai, India. IOT is an affiliate of Oiltanking GmbH.

Compensation Committee Interlocks and Insider Participation

Our general partner’s board of directors performs the function of a compensation committee. Mr. Conner is a director and executive officer of our general partner, and Mr. Griffis is employed by and a shareholder of the law firm of Crain, Caton & James, P.C., a firm that provides legal counsel for OTA and its affiliates. Fees for legal services paid to Crain, Caton & James, P.C. totaled $0.8 million, $0.9 million and $0.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of March 9, 2012, concerning the beneficial ownership of our units by each person known by us to own more than 5% of the outstanding units, by each director and named executive officer of our general partner, and by all directors and executive officers of our general partner as a group. The number of units in the table below includes units issuable upon the exercise of outstanding equity grants to the extent that such grants are exercisable by the respective directors, named executive officers and the executive officers, as the case may be, on or within 60 days after March 9, 2012. All information with respect to beneficial ownership is based solely upon information furnished by the respective directors, named executive officers and executive officers, as the case may be, or information contained in filings made by such beneficial owners with the SEC. The address for the individuals and entities for which an address is not otherwise indicated is: c/o Oiltanking Partners, L.P., 15631 Jacintoport Blvd., Houston, TX 77015.

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned

OTA (2)	7,949,901	40.9%	19,449,901	100.0%	70.4%
Chickasaw Capital Management, LLC (3)
6075 Poplar Ave., Suite 402
Memphis, TN 38119	1,003,075	5.2%	—	—	2.6%
Kayne Anderson Capital Advisors, L.P. (4)
1800 Avenue of the Stars, Third Floor
Los Angeles, CA 90067	995,145	5.1%	—	—	2.6%
The Goldman Sachs Group, Inc. (5)
200 West Street
New York, NY 10282	1,467,223	7.5%	—	—	3.8%
Carlin G. Conner	12,000	*	—	—	*
Kenneth F. Owen	7,500	*	—	—	*
Kevin L. Campbell	100	*	—	—	*
Robert “Bo” McCall	2,000	*	—	—	*
Jan P. Vogel	9,500	*	—	—	*
David L. Griffis	6,793	*	—	—	*
James Flannan Browne (6)	—	—	—	—	*
Rutger van Thiel	—	—	—	—	*
Gregory C. King	10,000	*	—	—	*
Randall J. Larson	7,500	*	—	—	*
All executive officers and directors as a group (10 persons)	55,393	*	—	—	*
________________________

*	Less than 1.0%.

(1)	There are no arrangements for any listed beneficial owner to acquire within 60 days common units from options, warrants, rights, conversion privileges or similar obligations.

(2)
Includes 4,368,869 common units and 8,992,059 subordinated units held directly by OTB Holdco, L.L.C., a wholly owned subsidiary of OTA. OTA is a wholly owned subsidiary of Oiltanking GmbH, which, in turn, is a wholly owned subsidiary of Marquard & Bahls AG, which is controlled by a four-person supervisory board. Excludes the 2.0% general partner interest and related IDRs held by our general partner, which are not considered “units” for purposes of our limited partnership agreement. The general partner, accordingly, is not considered a “unitholder.” The address for OTA and OTB Holdco, L.L.C. is 15631 Jacintoport Blvd., Houston, TX 77015.

(3)
Based upon the Schedule 13G filed on February 6, 2012 with the SEC with respect to Partnership securities held as of December 31, 2011, Chickasaw Capital Management, LLC has sole voting and dispositive power as to 1,003,075 common units.

(4)
Based upon the Schedule 13G/A filed on February 3, 2012 with the SEC with respect to Partnership securities held as of December 31, 2011, Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne have shared voting power as of 995,145 common units and shared dispositive power as to 995,145 common units. Kayne Anderson Capital Advisors, L.P. is the general partner (or general partner of the general partner) of the limited partnerships and investment adviser to the other accounts. Richard A. Kayne is the controlling shareholder of the corporate owner of Kayne Anderson Investment Management, Inc., the general partner of Kayne Anderson Capital Advisors, L.P. Mr. Kayne is also a limited partner of each of the limited partnerships and a shareholder of the registered investment company. Kayne Anderson Capital Advisors, L.P. disclaims beneficial ownership of the units reported, except those units attributable to it by virtue of its general partner interests in the limited partnerships. Mr. Kayne disclaims beneficial ownership of the units reported, except those units held by him or attributable to him by virtue of his limited partnership interests in the limited partnerships, his indirect interest in the interest of Kayne Anderson Capital Advisors, L.P. in the limited partnerships, and his ownership of common stock of the registered investment company.

(5)
Based upon the Schedule 13G filed on February 13, 2012 with the SEC with respect to Partnership securities held as of December 31, 2011, The Goldman Sachs Group, Inc. (“GS Group”) and Goldman, Sachs & Co. (“Goldman Sachs”) each have sole voting and dispositive power as to 67 common units and shared voting and dispositive power as to 1,467,156 common units. The securities being reported on by GS Group, as a parent holding company, are owned, or may be deemed to be beneficially owned, by Goldman, Sachs, a direct and indirect wholly owned subsidiary of GS Group.

(6)	Mr. Browne was appointed to the board of directors effective January 16, 2012.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2011 with respect to compensation plans under which our equity securities are authorized for issuance. For more information regarding the long-term incentive plan, please see Item 11. Executive Compensation “Compensation Discussion and Analysis — Long-Term Incentive Plan.”

Plan Category	(a) Number of Units to be Issued Upon Exercise of Outstanding Unit Options and Rights	(b) Weighted Average Exercise Price of Outstanding Unit Options and Rights	(c) Number of Units Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by unitholders:
N/A	—	—	—
Equity compensation plans not approved by unitholders:
Long-Term Incentive Plan	—	—	3,889,980
Total for equity compensation plans	—	—	3,889,980
____________________

(1)
The Oiltanking Partners, L.P. Long-Term Incentive Plan was adopted by our general partner in July 2011 in connection with our IPO. The LTIP contemplates the issuance or delivery of up to 3,889,980 common units to satisfy awards under the plan. As of December 31, 2011, no awards had been granted under the long-term incentive plan, and we do not expect to grant any awards in the future. Rather, we expect that OTA will grant equity-based awards pursuant to a separate equity-based award program that OTA administers.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

OTA owns, directly or indirectly, 7,949,901 common units and 19,449,901 subordinated units representing an aggregate approximately 70.4% limited partner interest in us, and owns and controls our general partner. OTA also appoints all of the directors of our general partner, which maintains a 2.0% general partner interest in us and owns the IDRs.

The terms of the transactions and agreements disclosed in this section were determined by and among affiliated entities and, consequently, are not the result of arm’s length negotiations. These terms are not necessarily at least as favorable to the parties to these transactions and agreements as the terms that could have been obtained from unaffiliated third parties.

Distributions and Payments to Our General Partner and Its Affiliates

The following discussion summarizes the distributions and payments to be made by us to our general partner and its affiliates in connection with the formation, ongoing operation and any liquidation of OILT.

Formation Stage

The aggregate consideration received by our general partner and its affiliates for the contribution of their interests in connection with our IPO included:

•	7,949,901 common units;

•	19,449,901 subordinated units;

•	2.0% general partner interest; and

•	IDRs.

We used a portion of the net proceeds from the IPO to make distributions to OTA and certain of its affiliates and to repay intercompany indebtedness owed to Oiltanking Finance B.V.

Operational Stage
Distributions of available cash to our general partner and its affiliates. We generally make cash distributions 98.0% to our unitholders, including affiliates of our general partner, as the holders of an aggregate of 19,449,901 common units and 19,449,901 subordinated units, and 2.0% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner is entitled to increasing percentages of the distributions, up to a maximum of 48.0% of the distributions above the highest target distribution level. Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding common units and subordinated units for four quarters, our general partner and its affiliates will receive an annual distribution of at least $1.1 million on the 2.0% general partner interest and approximately $37.0 million on their common units and subordinated units.

Payments to our general partner and its affiliates. Our general partner does not receive a management fee or other compensation for its management of our partnership, but we reimburse our general partner and its affiliates pursuant to the Services Agreement. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us but does not limit the amount of expenses for which our general partner and its affiliates will be compensated. Under the Services Agreement, we have an agreed upon fixed fee associated with certain specified selling, general and administrative services necessary to run our business that are provided to us by OTA. These expenses include expenses of non-executive employees, including general and administrative overhead costs, salary, bonus, incentive compensation and other compensation amounts and executive officer expenses, including general and administrative overhead costs, salary, bonus, incentive compensation and other compensation amounts.

Withdrawal or removal of our general partner. If our general partner withdraws or is removed, its general partner interest and its IDRs will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.

Agreements with Affiliates

We have entered into certain agreements with OTA, as described in more detail below.

Contribution Agreement

On July 19, 2011, in connection with the closing of the IPO, we entered into the Contribution, Conveyance and Assumption Agreement (“Contribution Agreement”) with OTA and its affiliates. Pursuant to the terms of the Contribution Agreement, the following transactions occurred:

•	Oiltanking Beaumont GP, L.L.C. (“OTB LLC”) contributed its 1.0% general partner interest in OTB to OTB GP, LLC (“OTB GP”);

•	OTA contributed its 99.0% limited partner interest in OTB to OTB Holdco, LLC (“OTB Holdco”);

•	OTB LLC contributed 100.0% of the member interests in OTB GP to OTB Holdco in exchange for a 1.0% member interest in OTB Holdco;

•	OTH distributed all of its cash and accounts receivable as of July 19, 2011 to OTA and OTH GP, LLC (“OTH GP”), and OTH GP distributed those accounts receivable to OTA;

•	OTB distributed its $15.9 million cash deposit with Oiltanking Finance B.V. to OTB Holdco, and OTB GP distributed those accounts receivable to OTB Holdco;

•	OTB Holdco guaranteed certain debts of OTH and OTB to Oiltanking Finance B.V.;

•
OTA assigned and contributed (on behalf of the general partner) a portion of its limited partner interest in OTH with a value equal to 2.0% of the equity value of OILT immediately after the IPO to OILT in exchange for (i) the issuance of 793,874 notional general partner units in OILT to the general partner, representing a continuation of its 2.0% general partner interest in OILT and (ii) the issuance of the IDRs to the general partner;

•
OTA assigned and contributed its remaining limited partner interest in OTH and its 100.0% member interest in OTH GP to OILT in exchange for (i) 3,581,032 common units, (ii) 10,457,842 subordinated units and (iii) a right to receive a distribution from OILT, in whole or in part reimbursing OTA for pre-formation capital expenditures with respect to the OTH assets; and

•
OTB Holdco assigned and contributed its 100% member interest in OTB GP and its 99.0% limited partner interest in OTB to OILT in exchange for (i) 4,368,869 common units, (ii) 8,992,059 subordinated units and (iii) a right to receive a distribution from OILT, in whole or in part reimbursing OTB Holdco for pre-formation capital expenditures with respect to the OTB assets.

Omnibus Agreement

On July 19, 2011, in connection with the closing of the IPO, we entered into the Omnibus Agreement with our general partner and OTA, pursuant to which OTA agreed to provide us with a license to use the name “Oiltanking” and related marks in connection with our business at no cost to us.

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

Services Agreement
On July 19, 2011, in connection with the closing of the IPO, we entered into the Services Agreement with our general partner and OTNA, a subsidiary of OTA, pursuant to which OTNA agreed to provide us certain specified operating and selling, general and administrative services necessary to operate and manage our business. We agreed to reimburse OTNA for all reasonable costs and expenses incurred in connection with such services, subject to a maximum annual reimbursement obligation of $17.0 million for specified selling, general and administrative expenses. We also agreed to reimburse OTNA for all operating expenses, all expenses it incurs as a result of our becoming a publicly traded partnership, and all operating expenses that it incurs with respect to insurance coverage for our business, with such reimbursement obligations not subject to any cap.
We subsequently amended the Services Agreement on December 31, 2011, but effective as of July 19, 2011, to provide for an annual fixed fee of $14.9 million, payable in equal monthly installments, for the specified selling, general and administrative services that were previously reimbursable.

The initial term of the Services Agreement is 10 years, and it will automatically renew for additional 12-month periods following the expiration of the initial term unless and until either we or OTNA provides 180 days written notice of our intention to terminate the agreement. During this time, the $14.9 million fee related to selling, general and administrative expenses will be adjusted as necessary each year to account for inflation as measured by the consumer price index. In addition, with the approval of the Conflicts Committee of the board of directors of our general partner, the fee may be adjusted to account for growth in our business or asset base.

Tax Sharing Agreement

On July 19, 2011, in connection with the IPO, we entered into a tax sharing agreement with OTA pursuant to which we reimburse OTA for our share of state and local income and other taxes borne by OTA as a result of our results being included in a combined or consolidated tax return filed by OTA with respect to taxable periods including or beginning on the closing date of the IPO. The amount of any such reimbursement is limited to the tax that we (and our subsidiaries) would have paid had we not been included in a combined group with OTA. OTA may use its tax attributes to cause its combined or consolidated group, of which we may be a member for this purpose, to owe no tax. However, we will nevertheless reimburse OTA for the tax we would have owed had the attributes not been available or used for our benefit, even though OTA had no cash expense for that period.

Other Transactions with Related Persons

Revenues Derived from Affiliates

We have engaged in certain transactions with other OTA subsidiaries, as well as other companies that are related by common ownership. Ongoing transactions include providing storage and ancillary services at market rates to Matrix Marine Fuels, L.L.C., an indirect, wholly owned subsidiary of our ultimate foreign parent, Marquard & Bahls AG. Prior to July 19, 2011, we provided certain centralized administrative services to OTA, Oiltanking Texas City, L.P., Matrix Marine Fuels, L.L.C. and Mabanaft USA, Inc., each of whom are indirect wholly owned subsidiaries of our ultimate foreign parent. The administrative services we have provided included, among others, rental of administrative and operations office facilities, human resources, information technology, engineering, environmental and regulatory, treasury and certain financial services. Amounts earned for storage and ancillary services are classified as revenues.

Amounts associated with the other administrative services discussed above are classified as a reduction of selling, general and administrative expense. Effective July 19, 2011, OTA began providing these administrative services to us and other OTA affiliates.

Total revenues earned for these related party services were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010	2009

Storage and ancillary service fees	$3,142	$3,256	$2,868
Other revenues	1,565	2,437	2,709
Total related party revenues	$4,707	$5,693	$5,577

Fees Paid to Affiliates

The following table summarizes related party operating expenses and selling, general and administrative expenses that are reflected in the consolidated statements of income for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010	2009

Operating	$4,795	$—	$—
Selling, general and administrative	10,622	3,526	3,464

Prior to the IPO, we paid fees directly to Oiltanking GmbH for various general and administrative services, which included, among others, risk management, environmental compliance, legal consulting, information technology, engineering, centralized cash management and certain treasury and financial services. Oiltanking GmbH allocated these costs to us using several factors, such as our tank capacity and total volumes handled. In management’s estimation, the costs charged for these services approximate the amounts that would have been incurred for similar services purchased from third parties or provided by our own employees. Subsequent to the IPO, these services are provided pursuant to the Services Agreement.

Effective June 1, 2011, in anticipation of the IPO, all of our former employees were transferred to OTA. OTA employees conduct all of our business, and OTA charged us $1.4 million for its services for the period from June 1, 2011 through July 19, 2011. Effective July 19, 2011, certain operating and selling, general and administrative services necessary to operate our business are provided by OTA pursuant to the Services Agreement. We incurred $4.4 million of operating expenses and $6.6 million of selling, general and administrative expenses under the Services Agreement from the period July 19, 2011 through December 31, 2011. These charges are included in operating and selling, general and administrative expenses in the year ended December 31, 2011 in the table above.

We also pay annual maintenance and technical support costs for proprietary software owned by Oiltanking GmbH, which we use in performing terminaling services for our customers. Each terminal location is allocated a portion of the global Oiltanking GmbH maintenance costs based on the number of users located at each facility. In management’s estimation, the costs incurred approximate the amounts that would have been incurred for similar third-party software programs for terminaling operations. During the years ended December 31, 2011, 2010 and 2009, we capitalized $0.9 million, $0.4 million and $1.0 million, respectively, of related party engineering services into construction in progress. Subsequent to the IPO, these services are provided pursuant to the Services Agreement.

Investments with Affiliates
From time to time, we invest cash with Oiltanking Finance B.V. in short-term notes receivable at then-prevailing market rates. At December 31, 2011, we had short-term notes receivable of $15.3 million from Oiltanking Finance B.V., bearing a weighted-average interest rate of 0.51%.

Potential OTA Financial Support

OTA and other members of the Oiltanking Group may elect, but are not obligated, to provide financial support to us under certain circumstances, such as in connection with an acquisition or expansion capital project. Our partnership agreement contains provisions designed to facilitate the Oiltanking Group’s ability to provide us with financial support while reducing concerns regarding conflicts of interest by defining certain potential financing transactions between OTA and other members of the Oiltanking Group, including Oiltanking Finance B.V., on the one hand, and us, on the other hand, as fair to our unitholders. In that regard, the following forms of potential Oiltanking Group financial support do not require approval by the Conflicts Committee of the board of directors of our general partner and will be deemed fair to our unitholders, and will not constitute a breach of any fiduciary or other duty owed to us by our general partner, if consummated on terms no less favorable than described below:

•	our issuance of common units to OTA or any of its affiliates at a price per common unit of no less than 95% of the trailing 10-day average closing price per common unit;

•
our borrowing of funds from OTA or any of its affiliates on terms that include a term of at least one year and no more than ten years and a fixed rate of interest that is no more than 200 basis points higher than the corresponding base rate, which is LIBOR for one year maturities and the USD swap rate for maturities of greater than one year and up to ten years; and

•
OTA and its affiliates may provide us with guaranties or trade credit support to support our ongoing operations; provided, that (i) the pricing of any such guaranties or trade credit support is no more than 100 basis points per annum and (ii) any such guaranties or trade credit support are limited to our ordinary course obligations and do not extend to indebtedness for borrowed money or other obligations that could be characterized as debt.

We have no obligation to seek financing or support from OTA or any other member of the Oiltanking Group on the terms described above or to accept such financing or support if it is offered to us. In addition, neither OTA nor any other member of the Oiltanking Group has any obligation to provide financial support under these or any other circumstances. The existence of these provisions will not preclude other forms of financial support from OTA or any other member of the Oiltanking Group, including financial support on significantly less favorable terms under circumstances in which such support appears to be in our best interests.
In addition, following the completion of our issuance of units in connection with an underwritten public offering, direct placement and/or private offering of units, we may make a reasonably prompt redemption of a number of common units owned by OTA or its affiliates that is no greater than the aggregate number of common units issued to OTA or its affiliates pursuant to the provisions summarized in the first bullet above (taking into account any prior redemption pursuant to the provisions summarized in this paragraph) at a price per common unit that is no greater than the price per common unit paid by the investors in such offering, as applicable, less underwriting discounts and commissions or placement fees, if any. As with the transactions described in the bullets above, any such redemptions will be deemed fair to our unitholders and will not constitute a breach of any duty owed to us by our general partner.

Term Borrowings

During 2003, the Oiltanking Group enacted a policy of centrally financing the expansion and growth of their global holdings of terminaling subsidiaries and in 2008, established Oiltanking Finance B.V., a wholly owned finance company of Oiltanking GmbH located in Amsterdam, The Netherlands. Oiltanking Finance B.V. serves as the global bank for the Oiltanking Group’s terminal holdings, including us, and arranges loans and notes at market rates and terms for approved terminal construction projects. We believe that this relationship has historically provided us with access to debt capital on terms that are consistent with or better than what would have been available to us from third parties. We believe this relationship could continue to provide us with access to capital at competitive rates.

At December 31, 2011, we had $20.8 million of outstanding notes payable to Oiltanking Finance B.V. Total required long-term debt principal repayments of the notes payable, affiliate, for each of the years in the period ending December 31, 2016 and thereafter are as follows (in thousands):

Amount
2012	$2,500
2013	2,500
2014	2,500
2015	2,500
2016	2,500
Thereafter	8,300
Total	$20,800

In connection with the IPO, we repaid intercompany indebtedness owed to Oiltanking Finance B.V. in the amount of approximately $119.5 million, reimbursed Oiltanking Finance B.V. for approximately $6.4 million of fees incurred in connection with the repayment of such indebtedness, and paid $1.0 million of interest. The $6.4 million payment is reflected as a loss on the early extinguishment of debt in our consolidated statement of income for the year ended December 31, 2011.

Effective December 15, 2010, we entered into an additional agreement with Oiltanking Finance B.V., which provided for a maximum borrowing of $24.0 million and was payable in semi-annual installments of $1.2 million, plus accrued interest, through December 15, 2021. The borrowings bore interest at the ten-year USD swap rate plus 2.5% per annum. This agreement was terminated, without penalty, on June 30, 2011, in connection with our entry into a $50.0 million credit agreement with Oiltanking Finance B.V. (see Credit Agreement below). No borrowings had been made under this agreement.

Historically, OTH and OTB have had separate debt agreements. Certain of the debt agreements with Oiltanking Finance B.V. contain loan covenants that require OTH and OTB to maintain certain debt, leverage and equity ratios and prohibited these entities from pledging their assets to third parties or incurring any indebtedness other than from Oiltanking Finance B.V. without its consent. At December 31, 2011, no assets had been pledged to third parties. At December 31, 2011, two of the outstanding debt agreements contained financial loan covenants. The loan covenants in these agreements require OTB to maintain certain Financial Parameters (as such term is defined in the debt agreements), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are defined in the debt agreements). At December 31, 2011, OTB’s ratio of Stockholders’ Equity to non-current assets, the ratio of EBITDA to Total Debt Service and the ratio of Net Financial Indebtedness to EBITDA (as such terms are defined in the debt agreements) was 92.0%, 3.7 and 0.23, respectively. At December 31, 2011, OTB was in compliance with all covenants under the respective debt agreements.

Credit Agreement

On June 15, 2011, we entered into a two-year $50.0 million unsecured revolving line of credit agreement with Oiltanking Finance B.V., which was amended by Addendum No. 1, dated June 22, 2011 (the “Credit Agreement”). From time to time upon our written request and in the sole determination of Oiltanking Finance B.V., the revolving credit commitment can be increased up to an additional $75.0 million, for a maximum revolving credit commitment of $125.0 million. Borrowings bear interest at LIBOR plus a margin of 2.00% and any unused portion of the revolving line of credit is subject to a commitment fee of 0.50% per annum. The maturity date of the Credit Agreement is June 30, 2013. As of December 31, 2011, we had no outstanding borrowings under the Credit Agreement.

The Credit Agreement requires us to maintain, on an calendar year basis, certain Financial Parameters (as such term is defined in the Credit Agreement), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are defined in the Credit Agreement). At December 31, 2011, the ratio of

Stockholders’ Equity to non-current assets, the ratio of EBITDA to Total Debt Service and the ratio of Net Financial Indebtedness to EBITDA (as such terms are defined in the Credit Agreement) was 101.1%, 4.7 and (0.04), respectively. At December 31, 2011, we were in compliance with all covenants contained in the Credit Agreement.

Transactions with a Certain Director

One of the directors of our general partner, David L. Griffis, is employed by and a shareholder of the law firm of Crain, Caton & James, P.C., a firm that provides legal counsel for OTA and its affiliates. Fees for legal services paid to Crain, Caton & James, P.C. totaled $0.8 million, $0.9 million and $0.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Procedures for Review, Approval and Ratification of Transactions with Related Persons

The board of directors has adopted a written Code of Conduct, under which all directors and officers of the general partner and employees working on our behalf are expected to avoid conflicts of interest, including perceived conflicts of interest, in relation to their duties and responsibilities to us, and promptly report any violations of the Code of Conduct by any person. Directors are expected to bring to the attention of the chief executive officer or the board of directors any conflict or potential conflict of interest that may arise between the director or any affiliate of the director, on the one hand, and us or our general partner on the other. The resolution of any such conflict or potential conflict should, at the discretion of the board of directors in light of the circumstances, be determined by a majority of the disinterested directors. Similarly, executive officers are required to avoid conflicts of interest unless approved by the board of directors.

If a conflict or potential conflict of interest arises between our general partner or its affiliates, on the one hand, and us and our limited partners, on the other hand, the resolution of any such conflict or potential conflict should be addressed by the board of directors in accordance with the provisions of our partnership agreement. At the discretion of the board of directors in light of the circumstances, the resolution may be determined by the board of directors in its entirety or by a conflicts committee meeting the definitional requirements for such a committee under our partnership agreement.

In the case of any sale of equity by us in which an owner or affiliate of an owner of our general partner participates, we anticipate that our practice will be to obtain approval of the board of directors for the transaction. We anticipate that the board of directors will typically delegate authority to set the specific terms to a pricing committee, consisting of the chief executive officer and at least one independent director. Actions by the pricing committee will require unanimous approval.

The Code of Conduct described above was adopted in connection with the closing of the IPO, and as a result, the transactions described above which were entered into prior to the IPO, were not reviewed according to the foregoing procedures.

Director Independence

In accordance with the rules of the NYSE, we have appointed two independent directors since the IPO, and we must appoint at least one additional independent director within 12 months of the initial listing of our units in connection with the IPO. The third appointment is expected by mid 2012.

The board of directors of our general partner has determined that each of Messrs. King and Larson are independent as defined under the independence standards established by the NYSE and the Exchange Act.

Item 14.     Principal Accounting Fees and Services

We have engaged BDO USA, LLP, as our independent registered public accounting firm and principal accountants. The aggregate fees for professional services rendered by our principal accountants, BDO USA, LLP, were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010

Audit Fees (1)	$1,128	$351
Audit-Related Fees (2)	12	12
Tax Fees (3)	—	33
All Other Fees (4)	—	—
Total	$1,140	$396
_________________

(1)
Audit fees represent fees for professional services rendered in connection with (i) the audit of our annual financial statements, (ii) the review of our quarterly financial statements and (iii) those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. During the year ended December 31, 2011, fees associated with our IPO totaled $0.6 million. This information is presented as of the latest practicable date for this Report.

(2)	Audit-related fees represent fees for assurance and related services. This category primarily includes services relating to fees for audit of employee benefits plans.

(3)	Tax fees represent fees for professional services rendered in connection with tax compliance.

(4)	All other fees represent fees for services not classifiable under the other categories listed in the table above. No such services were rendered by BDO USA, LLP during the last two years.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accountant

As outlined in its charter, the Audit Committee of the board of directors of our general partner is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent auditors. BDO USA, LLP’s engagement to conduct our 2011 audit and quarterly reviews post-IPO was pre-approved by the Audit Committee. Additionally, since the formation of the Audit Committee, BDO USA, LLP has not performed any non-audit services.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a)    The following documents are filed as a part of this Report:

(1)	Financial Statements — see Index to Consolidated Financial Statements.

(2)	Financial Statement Schedules — None.

(3)	Exhibits, including those incorporated by reference. The following is a list of exhibits filed as part of this Report.

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Oiltanking Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-173199) filed on March 31, 2011).
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

*10.7
First Amendment to Services Agreement by and among Oiltanking Partners, L.P., OTLP GP, LLC, Oiltanking North America, LLC and Oiltanking Beaumont Specialty Products, LLC, dated December 31, 2011, but effective July 19, 2011.

*21.1	List of Subsidiaries of Oiltanking Partners, L.P.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

**101.INS	XBRL Instance Document.
**101.SCH	XBRL Taxonomy Extension Schema Document.
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________

†	Represents management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

		By:	OILTANKING PARTNERS, L.P. (Registrant)

		By:	OTLP GP, LLC, as General Partner

Date:	March 14, 2012	By:	/s/ CARLIN G. CONNER
Carlin G. Conner President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 14, 2012	By:	/s/ CARLIN G. CONNER
Carlin G. Conner President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	March 14, 2012	By:	/s/ KENNETH F. OWEN
Kenneth F. Owen Chief Financial Officer (Principal Financial Officer)

Date:	March 14, 2012	By:	/s/ DONNA Y. HYMEL
Donna Y. Hymel Controller (Principal Accounting Officer)

Date:	March 14, 2012	By:	/s/ DAVID L. GRIFFIS
David L. Griffis Director

Date:	March 14, 2012	By:	/s/ JAMES FLANNAN BROWNE
James Flannan Browne Director

Date:	March 14, 2012	By:	/s/ RUTGER VAN THIEL
Rutger van Thiel Director

Date:	March 14, 2012	By:	/s/ GREGORY C. KING
Gregory C. King Director

Date:	March 14, 2012	By:	/s/ RANDALL J. LARSON
Randall J. Larson Director