Form 10-Q
period 2012-03-31
Oiltanking Partners, L.P.
filed 2012-05-10
CIK 1516007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Yes ☐ No ☑
As of May 8, 2012, there were 19,449,901 common units and 19,449,901 subordinated units outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)
(Unaudited)

	March 31, 2012	December 31, 2011
Assets:
Current assets:
Cash and cash equivalents	$11,372	$23,836
Receivables:
Trade	8,100	5,613
Affiliates	3,867	3,751
Other	6	261
Note receivable, affiliate	17,000	15,300
Prepaid expenses and other	624	1,352
Total current assets	40,969	50,113
Property, plant and equipment, net	274,655	271,644
Other assets, net	246	278
Total assets	$315,870	$322,035
Liabilities and partners’ capital:
Current liabilities:
Accounts payable and accrued expenses	$7,860	$13,582
Current maturities of long-term debt, affiliate	2,500	2,500
Accounts payable, affiliates	1,634	3,681
Federal income taxes due to parent	1,210	1,210
Total current liabilities	13,204	20,973
Long-term debt, affiliate, less current maturities	17,500	18,300
Deferred revenue	2,876	2,915
Total liabilities	33,580	42,188
Commitments and contingencies (Note 14)
Partners’ capital:
Common units (19,449,901 units issued and outstanding at March 31, 2012 and December 31, 2011)	246,477	245,314
Subordinated units (19,449,901 units issued and outstanding at March 31, 2012 and December 31, 2011)	34,655	33,492
General partner’s interest	1,158	1,041
Total partners’ capital	282,290	279,847
Total liabilities and partners’ capital	$315,870	$322,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Revenues	$34,286	$29,955
Costs and expenses:
Operating	9,627	8,424
Selling, general and administrative	4,488	4,792
Depreciation and amortization	3,966	3,875
Loss on disposal of fixed assets	13	544
Gain on property casualty indemnification	—	(247)
Total costs and expenses	18,094	17,388
Operating income	16,192	12,567
Other income (expense):
Interest expense	(207)	(2,279)
Interest income	20	15
Other income	14	96
Total other expense, net	(173)	(2,168)
Income before income tax expense	16,019	10,399
Income tax expense	(80)	(2,779)
Net income	$15,939	$7,620

Allocation of net income to partners:
Net income allocated to general partner	$387
Net income allocated to common unitholders	$7,776
Net income allocated to subordinated unitholders	$7,776

Earnings per limited partner unit:
Common unit (basic and diluted)	$0.40
Subordinated unit (basic and diluted)	$0.40

Weighted average number of limited partner units outstanding:
Common units (basic and diluted)	19,450
Subordinated units (basic and diluted)	19,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Net income	$15,939	$7,620
Postretirement benefit plan adjustment, net of $– and $10 tax expense, respectively	—	18

Comprehensive income	$15,939	$7,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$15,939	$7,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,966	3,875
Deferred income tax benefit	—	(435)
Postretirement net periodic benefit cost	—	443
Unrealized loss on investment in mutual funds	—	5
Increase in cash surrender value of life insurance policies	—	(18)
Loss on disposal of fixed assets	13	544
Gain on property casualty indemnification	—	(247)
Amortization of deferred financing costs	31	—
Changes in assets and liabilities:
Trade and other receivables	(2,232)	2,021
Refundable income taxes	—	3,143
Prepaid expenses and other assets	729	822
Accounts receivable/payable, affiliates	(1,985)	(1,102)
Accounts payable and accrued expenses	(5,317)	(7,137)
Deferred compensation	—	320
Deferred revenue	(444)	(240)
Total adjustments from operating activities	(5,239)	1,994
Net cash provided by operating activities	10,700	9,614
Cash flows from investing activities:
Issuance of notes receivable, affiliate	(16,000)	—
Collections of notes receivable, affiliate	14,300	—
Payments for purchase of property, plant and equipment	(6,990)	(4,205)
Payment for disposal of assets	—	(544)
Proceeds from property casualty indemnification	—	247
Payments for purchase of mutual funds	—	(488)
Investment in life insurance policies	—	(1,328)
Proceeds from sale of mutual funds	—	1,816
Net cash used in investing activities	(8,690)	(4,502)
Cash flows from financing activities:
Payments under notes payable, affiliate	(800)	(4,500)
Payment of offering costs	—	(475)
Distributions paid to partners	(13,674)	(2,000)
Net cash used in financing activities	(14,474)	(6,975)
Net decrease in cash and cash equivalents	(12,464)	(1,863)
Cash and cash equivalents — Beginning of period	23,836	8,746
Cash and cash equivalents — End of period	$11,372	$6,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
THREE MONTHS ENDED MARCH 31, 2012
(In thousands)
(Unaudited)

		Limited Partners’ Interests
	General Partner’s Interest	Common Units	Subordinated Units	Total

Balance — January 1, 2012	$1,041	$245,314	$33,492	$279,847
Net income	387	7,776	7,776	15,939
Cash distributions to partners	(270)	(6,613)	(6,613)	(13,496)
Balance — March 31, 2012	$1,158	$246,477	$34,655	$282,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization
Oiltanking Partners, L.P. (“OILT”) is a Delaware limited partnership formed by Oiltanking Holding Americas, Inc. (“OTA”) on March 14, 2011 to engage in the storage, terminaling and transportation of crude oil, refined petroleum products and liquefied petroleum gas. OTA owns and controls OILT’s general partner, OTLP GP, LLC (our “general partner”). Through its wholly owned subsidiaries, Oiltanking Houston, L.P. (“OTH”) and Oiltanking Beaumont Partners, L.P. (“OTB”), OILT owns and operates storage and terminaling assets located along the Gulf Coast of the United States on the Houston, Texas Ship Channel and in Beaumont, Texas.
OTA is a wholly owned subsidiary of Oiltanking GmbH. Oiltanking GmbH and its subsidiaries, other than OILT and its subsidiaries, are collectively referred to herein as the “Oiltanking Group.” As used in this document, the terms “we,” “us,” and “our” and similar terms refer to OILT and its subsidiaries, where applicable, unless the context indicates otherwise.

On July 19, 2011, we completed our initial public offering (“IPO”) of 11,500,000 common units, including 1,500,000 common units issued in connection with the underwriters’ exercise of their over-allotment option, at a price of $21.50 per unit. Our common units are listed on the New York Stock Exchange under the symbol “OILT.” Through July 18, 2011, OTH and OTB were wholly owned subsidiaries of OTA. OTA and its affiliates contributed all of their equity interests in OTH and OTB to us on July 19, 2011, and in exchange, we issued an aggregate of 7,949,901 common units and 19,449,901 subordinated units to OTA and its affiliates and incentive distribution rights to our general partner. At March 31, 2012, OTA owned our general partner, 7,949,901 common units and 19,449,901 subordinated units.

At March 31, 2012, we had outstanding (i) 19,449,901 common units and 19,449,901 subordinated units representing limited partner interests, (ii) a 2.0% general partner interest and (iii) incentive distribution rights. Common units held by public security holders represent 29.6% of all of our outstanding limited partner interests, and OTA and its affiliates hold 70.4% of all of our outstanding limited partner interests. The limited partners collectively hold a 98.0% limited partner interest in us. The general partner holds a 2.0% general partner interest in us.

Basis of Presentation
Because the contribution of OTH and OTB to OILT was a transaction among businesses under common control, the accounts of OTH and OTB have been reflected retroactively in our financial statements on a carryover basis. Therefore, for periods prior to our IPO, the accompanying condensed consolidated financial statements and related notes present the historical accounts of OTH and OTB. The accompanying condensed consolidated financial statements, to the extent they relate to periods prior to the IPO, may not necessarily be indicative of the actual results of operations that might have occurred if OILT had existed as a separate entity during those periods. In addition, the effects of the IPO, certain related asset and liability transfers, cash distributions and debt extinguishment transactions that occurred in June and July 2011 are reflected in the historical consolidated financial statements on the dates they occurred.

The condensed consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”). All significant intercompany transactions and balances have been eliminated in consolidation.

Our results of operations for the three months ended March 31, 2012 are not necessarily indicative of results expected for the full year of 2012. In the opinion of management, the accompanying condensed consolidated interim financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the results for the interim periods. Certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The preparation of our financial statements in conformity with GAAP requires management to use estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience and on various other assumptions and information that we believe to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes. While we believe that the estimates and assumptions used in the preparation of the condensed consolidated financial statements are appropriate, actual results could differ from those estimates.

Fair Values

Cash and cash equivalents, trade receivables, other current assets, accounts payable, accrued expenses and other current liabilities are reported in the condensed consolidated balance sheets at amounts which approximate fair value due to the relatively short period to maturity of these financial instruments. The carrying values of our fixed-rate debt approximate fair value based upon borrowing rates currently available to us for loans with similar terms. The fair values of our variable-rate debt are their carrying amounts, as the carrying amount reasonably approximates fair value due to the variability of the interest rates. At March 31, 2012 and December 31, 2011, we did not have any variable rate indebtedness.

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

Reclassification

With regard to the condensed consolidated statement of cash flows for the three months ended March 31, 2011, we have reclassified $2.0 million of distributions declared to OTA in 2010, but not paid, into cash flows from financing activities. The amount, which was included within accounts payable, affiliates, at December 31, 2010, was paid in January 2011.

2. RELATED PARTY TRANSACTIONS

We have engaged in certain transactions with other OTA subsidiaries, as well as other companies that are related by common ownership. Ongoing transactions include our provision of storage and ancillary services to these affiliates. Prior to July 19, 2011, we also provided certain centralized administrative services including, among others, rental of administrative and operations office facilities, human resources, information technology, engineering, environmental and regulatory, treasury and certain financial services. Amounts we earned for storage and ancillary services are classified as revenues. Amounts associated with the other administrative services discussed above are classified as a reduction of selling, general and administrative expense. Effective July 19, 2011, OTA began providing these administrative services to us and other OTA affiliates.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total revenues earned for related party services were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2012	2011

Storage and ancillary service fees	$794	$752
Other revenues	13	743
Total related party revenues	$807	$1,495

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

Effective June 1, 2011, in anticipation of the IPO, all of our former employees were transferred to OTA. Effective July 19, 2011, certain operating and selling, general and administrative services necessary to operate our business are provided by OTA pursuant to the Services Agreement. During the three months ended March 31, 2012, we incurred $3.1 million of operating expenses and $3.7 million of selling, general and administrative expenses under the Services Agreement. These charges are included in operating and selling, general and administrative expenses in the three months ended March 31, 2012 in the table below.

At March 31, 2012 and December 31, 2011, total related party accounts receivable were $3.9 million and $3.8 million, respectively. Total related party accounts payable were $1.6 million and $3.7 million at March 31, 2012 and December 31, 2011, respectively. Additionally, we had $0.4 million and $2.0 million within accounts payable and accrued expenses at March 31, 2012 and December 31, 2011, respectively, associated with related party administrative fees (see Note 4).

Notes payable to Oiltanking Finance B.V., both current and long-term portions, at March 31, 2012 and December 31, 2011, were $20.0 million and $20.8 million, respectively. See Note 7 for further details of our debt and credit agreements.

At March 31, 2012 and December 31, 2011, total interest and commitment fees payable to Oiltanking Finance B.V. under term loans and credit financing arrangements of $0.2 million and $0.3 million, respectively, were included in accounts payable and accrued expenses (see Note 4).

From time to time, we invest cash with Oiltanking Finance B.V. in short-term notes receivable at then-prevailing market rates. At March 31, 2012 and December 31, 2011, we had short-term notes receivable of $17.0 million and $15.3 million, respectively, from Oiltanking Finance B.V., bearing weighted-average interest rates of 0.40% and 0.51%, respectively.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes related party operating expenses, selling, general and administrative expenses, interest expense and interest income that are reflected in the condensed consolidated statements of income for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2012	2011

Operating	$3,122	$—
Selling, general and administrative	3,972	1,082
Interest expense (net of amounts capitalized)	201	2,273
Interest income	20	15

OTH was included in the consolidated OTA federal tax returns for periods prior to the IPO, and as a result is required to reimburse OTA for the excess of tax liabilities computed on a separate return basis over taxes paid or is entitled to the excess of taxes paid over its tax liabilities computed on a separate return basis. At both March 31, 2012 and December 31, 2011, we had recorded payables of $1.2 million for federal income taxes due to our parent.

Transactions with a Certain Director

One of the directors of our general partner, David L. Griffis, is employed by and a shareholder of the law firm of Crain, Caton & James, P.C., a firm that provides legal counsel for OTA and its affiliates. Fees for legal services paid to Crain, Caton & James, P.C. totaled $0.1 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively.

Services Agreement

On July 19, 2012, in connection with the IPO, we entered into a services agreement (the “Services Agreement”) with our general partner and Oiltanking North America, LLC (“OTNA”), a subsidiary of OTA, and subsequently amended the Services Agreement in December 2011, pursuant to which OTNA agreed to provide us certain specified selling, general and administrative services necessary to manage our business for an annual fixed fee of $14.9 million, payable in equal monthly installments. We also agreed to reimburse OTNA for all operating expenses and all expenses it incurs as a result of our becoming a publicly traded partnership, including all operating expenses that it incurs with respect to insurance coverage for our business, with such reimbursement obligations not subject to any cap.
The initial term of the Services Agreement is ten years, and it will automatically renew for additional twelve-month periods following the expiration of the initial term unless and until either we or OTNA provides 180 days written notice of our intention to terminate the agreement. During this time, the $14.9 million fee related to selling, general and administrative expenses will be adjusted as necessary each year to account for inflation as measured by the consumer price index. In addition, with the approval of the Conflicts Committee of the board of directors of our general partner, the fee may be adjusted to account for growth in our business or asset base.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2012	2011

Land	$9,125	$9,125
Terminal facilities	30,533	29,805
Production facilities	411,315	402,614
Rights-of-way	30	30
Construction in progress	14,023	16,506
Total property, plant and equipment	465,026	458,080
Less: accumulated depreciation	(190,371)	(186,436)
Total property, plant and equipment, net	$274,655	$271,644

Depreciation expense was $4.0 million and $3.9 million for the three months ended March 31, 2012 and 2011, respectively.

During the three months ended March 31, 2012 and 2011, interest costs of $0.3 million and less than $0.1 million, respectively, were capitalized as part of the costs of construction in progress.

During the three months ended March 31, 2011, we collected and recognized a gain of $0.2 million from insurance recoveries resulting from property damages which occurred in 2008 at a dock in Beaumont.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2012	2011

Accounts payable, trade	$3,576	$3,060
Accrued compensation	896	1,253
Accrued property taxes	1,405	5,078
Related party interest and commitment fees payable	163	288
Related party administrative fees payable	412	2,004
Deferred revenue	396	801
Other	1,012	1,098
Total accounts payable and accrued expenses	$7,860	$13,582

5. DEFERRED REVENUE
During 2007, we entered into a modification of a lease as a lessor and received a one-time upfront rental payment of $2.5 million, which is being amortized on a straight-line basis over the term of the lease, approximately sixteen years. At March 31, 2012 and December 31, 2011, deferred revenue related to this upfront rental payment was $1.7 million and $1.7 million, respectively, of which $0.2 million at each date was current and included in accounts payable and accrued expenses.
During 2010, we entered into a modification of a revenue agreement and received a one-time payment of $2.0 million, which is being amortized on a straight-line basis over the remaining term of the agreement, approximately nine years. At March 31, 2012 and December 31, 2011, deferred revenue related to this one-time payment was $1.5

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

million and $1.6 million, respectively, of which $0.2 million at each date was current and included in accounts payable and accrued expenses.
In addition to the above items, at December 31, 2011, we had an additional $0.4 million of current deferred revenue related to an advance payment received from a customer, and such amount was included in accounts payable and accrued expenses. During the three months ended March 31, 2012, we completed the construction of the pipeline-related assets for the customer, and recognized the revenue related to this project.

6. INCOME TAXES

For periods prior to the IPO, no provision for U.S. federal income taxes has been made in our condensed consolidated financial statements related to the operations of OTB, as OTB has been treated as a partnership not subject to federal income tax and the tax effects of OTB’s operations were included in the consolidated federal income tax return of OTA. OTH also was included in the consolidated federal income tax return of OTA, but OTH historically has elected to be taxed as a corporation, and income tax expense included provisions that were calculated as if OTH had filed a separate tax return utilizing a statutory rate of 35%. Deferred income taxes resulted from temporary differences between the income tax basis of the assets and liabilities and the amounts reported in OTH’s financial statements.

In July 2011, OTH elected to be treated as a disregarded entity for U.S. federal income tax purposes, and we eliminated all of our deferred tax accounts. Due to our status as a partnership, we and our subsidiaries, including OTH and OTB, are not subject to U.S. federal or state income taxes, with the exception of Texas margin tax.

Total income tax expense differed from the amounts computed by applying the tax rate to income before income tax expense as a result of the following for the three months ended March 31, 2011 (in thousands):

Income before income tax expense	$10,399
U.S. federal corporate statutory rate	35%
Expected income tax expense	(3,640)
OTB income not subject to income tax	907
Texas margin tax, net of federal income tax benefit	(46)
Total income tax expense	$(2,779)

During the three months ended March 31, 2012, we recorded $0.1 million of income tax expense related to the Texas margin tax.

7. DEBT

Term Borrowings

Notes payable, affiliate, consists of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2012	2011

6.78% Note due 2019	$7,200	$7,200
7.45% Note due 2019	6,000	6,400
7.02% Note due 2020	6,800	7,200
Total debt	20,000	20,800
Less current portion	(2,500)	(2,500)
Total long-term debt, affiliate	$17,500	$18,300

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Two of the outstanding debt agreements with Oiltanking Finance B.V. contain loan covenants that require OTB to maintain certain debt, leverage and equity ratios and prohibit OTB from pledging its assets to third parties or incurring any indebtedness other than from Oiltanking Finance B.V. without its consent. At March 31, 2012 and December 31, 2011, no assets had been pledged to third parties. The loan covenants in these agreements require OTB to maintain certain Financial Parameters (as such term is defined in the debt agreements), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are defined in the debt agreements). At March 31, 2012, OTB’s ratio of Stockholders’ Equity to non-current assets, the ratio of EBITDA to Total Debt Service and the ratio of Net Financial Indebtedness to EBITDA (as such terms are defined in the debt agreements) was 95.0%, 5.0 and 0.42, respectively. At March 31, 2012 and December 31, 2011, OTB was in compliance with all covenants under the respective debt agreements.

Credit Agreement

On June 15, 2011, we entered into a two-year $50.0 million unsecured revolving line of credit agreement with Oiltanking Finance B.V., which was amended by Addendum No. 1, dated June 22, 2011 (the “Credit Agreement”). From time to time upon our written request and in the sole determination of Oiltanking Finance B.V., the revolving credit commitment can be increased up to an additional $75.0 million, for a maximum revolving credit commitment of $125.0 million. Borrowings bear interest at LIBOR plus a margin of 2.00% and any unused portion of the revolving line of credit is subject to a commitment fee of 0.50% per annum. The maturity date of the Credit Agreement is June 30, 2013. As of March 31, 2012 and December 31, 2011, we had no outstanding borrowings under the Credit Agreement.

The Credit Agreement requires us to maintain, on an calendar year basis, certain Financial Parameters (as such term is defined in the Credit Agreement), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are defined in the Credit Agreement). At March 31, 2012, the ratio of Stockholders’ Equity to non-current assets, the ratio of EBITDA to Total Debt Service and the ratio of Net Financial Indebtedness to EBITDA (as such terms are defined in the Credit Agreement) was 103.0%, 7.6 and 0.12, respectively. At March 31, 2012 and December 31, 2011, we were in compliance with all covenants contained in the Credit Agreement.

8. PARTNERS’ CAPITAL AND DISTRIBUTIONS

Outstanding Units

At March 31, 2012 and December 31, 2011, we had outstanding 19,449,901 common units and 19,449,901 subordinated units representing limited partner interests.

Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, beginning with the quarter ended September 30, 2011, we distribute all of our available cash to unitholders of record on the applicable record date.

On January 23, 2012, the board of directors of our general partner declared a cash distribution to our unitholders of $0.34 per unit and a corresponding distribution on our general partner’s interest for the fourth quarter of 2011. The fourth quarter of 2011 cash distribution totaling $13.5 million was paid on February 14, 2012 to unitholders of record at the close of business on February 3, 2012.

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

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 23, 2012, the board of directors of our general partner declared a cash distribution to our unitholders of $0.35 per unit and a corresponding distribution on our general partner’s interest for the first quarter of 2012. The first quarter of 2012 cash distribution totaling $13.9 million will be paid on May 14, 2012 to unitholders of record at the close of business on May 3, 2012.

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

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis, and thereafter no common units will be entitled to arrearages.

9. EARNINGS PER LIMITED PARTNER UNIT

The following table sets forth the computation of basic and diluted earnings per limited partner unit for the three months ended March 31, 2012 (amounts in thousands, except per unit data):

Net income	$15,939
Less: General partner’s incentive distribution earned (1)	68
Less: General partner’s 2.0% ownership interest	319
Net income allocated to limited partners	$15,552

Numerator for basic and diluted earnings per limited partner unit:
Allocation of net income among limited partner interests:
Net income allocable to common units	$7,776
Net income allocable to subordinated units	7,776
Net income allocated to limited partners	$15,552

Denominator:
Basic and diluted weighted average number of limited partner units outstanding:
Common units	19,450
Subordinated units	19,450

Basic and diluted net income per limited partner unit:
Common units	$0.40
Subordinated units	$0.40
____________

(1)
Based on the amount of net income for the three months ended March 31, 2012, our general partner was allocated income associated with its incentive distribution rights for this period. Undistributed earnings (net income in excess of distributions) or undistributed losses (distributions in excess of net income) are allocated to the general partner and limited partners based on their respective ownership interests. Cash payments made to our general partner and limited partners are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of earnings per unit.

10. EMPLOYEE BENEFITS

401(K) Retirement Plan

We historically have sponsored a retirement plan which is available to all employees who have six months of continuous service and covers all employees of OTA. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 and is qualified under Section 401(k) of the Internal Revenue Code. The contributions to the plan, as determined by management, are discretionary but may not exceed the maximum amount deductible under the applicable provisions of the Internal Revenue Code. Historically, we made contributions into the plan on behalf of all OTA subsidiaries and were then reimbursed by the related subsidiary. Our contributions to the retirement plan, net of amounts charged to other OTA entities, was $0.3 million for the three months ended March 31, 2011. Effective June 1, 2011, in anticipation of the IPO, our former employees were transferred to OTA, and OTA became the sponsor of the 401(k) retirement plan. Subsequent to our entry into the Services Agreement (see Note 2), costs for the 401(k) retirement plan are included in the services billed to us by OTA pursuant to the Services Agreement.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation Plan

Effective August 15, 1994, we adopted a special non-qualified deferred compensation plan for the purpose of providing deferred compensation to certain employees. The plan provides for elective salary deferrals by participants and discretionary contributions by us as defined by the plan. We recognized less than $0.1 million of accrued compensation to participants for the three months ended March 31, 2011. Payments of accrued compensation totaled $0.2 million for the three months ended March 31, 2011. Employee deferrals totaled $0.3 million for the three months ended March 31, 2011. On June 1, 2011, in anticipation of the IPO, the deferred compensation plan obligations, related insurance policies and mutual funds, along with our former employees, were transferred to OTA. Subsequent to our entry into the Services Agreement (see Note 2), costs for the deferred compensation plan are included in the services billed to us by OTA pursuant to the Services Agreement.

11. MEDICAL INSURANCE AND POSTRETIREMENT BENEFIT OBLIGATIONS

Medical Insurance

Prior to June 1, 2011, we sponsored a self-insurance program for medical and dental insurance administered by a third party, which covered all of our former employees. The total expense and obligations to the administrator was a result of administrative fees, premiums and actual incidence of claims. Under the program, we were responsible for a predetermined limit of claims per participant per year, or a maximum of approximately $3.0 million to $4.0 million in the aggregate per year, in accordance with the plan agreements. Claims exceeding these amounts were covered by an insurance policy. Effective June 1, 2011, our former employees were transferred to OTA, and OTA became the sponsor of the self-insurance program. Subsequent to our entry into the Services Agreement (see Note 2), costs for the insurance program plan are included in the services billed to us by OTA pursuant to the Services Agreement.

Postretirement Benefit Plans

Effective June 1, 2004, we established a non-pension postretirement benefit plan. The plan was designed to provide health care coverage, upon retirement, to the employees of OTA who met the age and service requirements. The health plan was contributory, with participants’ contributions adjusted annually. We were required to reflect the funded status of the defined benefit postretirement health plan as a prepaid asset or an accrued liability and to recognize the net deferred and unrecognized gains and losses, net of tax, as part of accumulated other comprehensive income within partners’ capital. We used a December 31 measurement date for the plan. Effective June 1, 2011, OTA became the sponsor of the postretirement benefit plan, and our obligations under this plan along with our former employees were transferred to OTA. Subsequent to our entry into the Services Agreement (see Note 2), costs for the postretirement benefit plan are included in the services billed to us by OTA pursuant to the Services Agreement.

The following table presents our net periodic benefit costs for the three months ended March 31, 2011 (in thousands):

Service cost	$300
Interest cost	114
Amortization of unrecognized amounts:
Prior service cost	29
Net actuarial loss	—
Net periodic benefit costs	$443

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2012	2011

Cash paid for interest (net of capitalized interest)	$288	$1,781
Interest costs capitalized	264	31

During the year ended December 31, 2010, we declared a distribution of $25.7 million, of which $13.7 million was paid in 2010, $10.0 million was paid in 2010 by reducing a short-term note receivable due from Oiltanking Finance B.V. and $2.0 million was paid in January 2011. The $2.0 million was recorded in accounts payable, affiliates, at December 31, 2010.

At December 31, 2011, we had an accrued distribution to OTA of $0.2 million, which was recorded in accounts payable, affiliates. The amount was paid to OTA in the first quarter of 2012.

13. SEGMENT REPORTING

We derive our revenues from two operating segments — OTH and OTB. The two operating segments have been aggregated into one reportable business segment because they have similar long-term economic characteristics, types and classes of customers and provide similar services.

Revenues by service category are as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2012	2011

Storage service fees	$24,294	$21,883
Throughput fees	6,881	6,593
Ancillary service fees	3,111	1,479
Total revenues	$34,286	$29,955

14. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we may become a party to certain claims or legal complaints arising in the ordinary course of business. In the opinion of management, the ultimate resolution of the potential or existing claims and complaints will not have a material adverse effect on our financial position, results of operations or cash flows.

Environmental Liabilities

We may experience releases of crude oil, petroleum products and fuels, liquid petroleum gas or other contaminants into the environment, or discover past releases that were previously unidentified. Although we maintain an inspection program designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to any such environmental releases from our assets may affect our business. As of March 31, 2012 and December 31, 2011, we have not identified any environmental obligations that would require accrual in our condensed consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this report as well as the consolidated financial statements and related notes, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K for the year ended December 31, 2011 (“Annual Report”).

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

Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include but are not limited to: (i) changes in general economic conditions; (ii) competitive conditions in our industry; (iii) changes in the long-term supply and demand of crude oil, refined petroleum products and liquefied petroleum gas in the markets in which we operate; (iv) actions taken by our customers, competitors and third-party operators; (v) changes in the availability and cost of capital; (vi) operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control; (vii) the effects of existing and future laws and governmental regulations; and (viii) the effects of future litigation. These and other risks are described in our Annual Report on Form 10-K for the year ended December, 31, 2011. In addition, we may be subject to unforeseen risks that may have a materially adverse effect on us. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. The forward-looking statements speak only as of the date made, and, other than as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

Overview of Business and Recent Developments

Oiltanking Partners, L.P. (“OILT”) is a Delaware limited partnership formed by Oiltanking Holding Americas, Inc. (“OTA”) on March 14, 2011 to engage in the storage, terminaling and transportation of crude oil, refined petroleum products and liquefied petroleum gas. OTA owns and controls OILT’s general partner, OTLP GP, LLC (our “general partner”). Through its wholly owned subsidiaries, Oiltanking Houston, L.P. (“OTH”) and Oiltanking Beaumont Partners, L.P. (“OTB”), OILT owns and operates storage and terminaling assets located along the Gulf Coast of the United States on the Houston, Texas Ship Channel and in Beaumont, Texas. We report in one business segment.

OTA is a wholly owned subsidiary of Oiltanking GmbH. Oiltanking GmbH and its subsidiaries, other than OILT and its subsidiaries, are collectively referred to herein as the “Oiltanking Group.” As used in this document, the terms “we,” “us,” and “our” and similar terms refer to OILT and its subsidiaries, where applicable, unless the context indicates otherwise.

On July 19, 2011, we completed our initial public offering (“IPO”) of 11,500,000 common units, including 1,500,000 common units issued in connection with the underwriters’ exercise of their over-allotment option, at a price of $21.50 per unit. Through July 18, 2011, OTH and OTB were wholly owned subsidiaries of OTA. OTA and its affiliates contributed all of their equity interests in OTH and OTB to us on July 19, 2011, and in exchange, we issued an aggregate of 7,949,901 common units and 19,449,901 subordinated units to OTA and its affiliates and incentive distribution rights to our general partner. At March 31, 2012, OTA owned our general partner, 7,949,901 common units and 19,449,901 subordinated units.

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

We operate crude oil and refined petroleum products terminals on the Houston, Texas Ship Channel. Our Houston facility currently has an aggregate active storage capacity of approximately 12.1 million barrels (“mmbbls”) and provides integrated terminaling services to a variety of customers, including major integrated oil companies, marketers, distributors and chemical companies.

Our Beaumont terminal serves as a regional hub for refined petroleum products for refineries located in the Gulf Coast region. Our Beaumont facility has an aggregate active storage capacity of approximately 5.5 million barrels and provides integrated terminaling services to a variety of customers, including major integrated oil companies, distributors, marketers and chemical and petrochemical companies. During 2011, we also completed the construction of and placed into service a new barge dock at our Beaumont terminal.

During 2011, we commenced an expansion project at our Houston terminal involving the construction of three new storage tanks with an aggregate of approximately one million barrels of storage capacity supported by multi-year contracts with two customers. Two of the tanks with an aggregate 655,000 barrels of storage capacity were placed into service at the end of 2011, and the remaining 390,000 barrel storage tank was placed into service in April 2012.

On November 8, 2011, we announced that the board of directors of our general partner approved $85.0 million of expansion projects to construct two new crude oil pipelines along the Houston Ship Channel and approximately one million barrels of additional crude oil storage capacity at our Houston terminal. During the first quarter of 2012, the board of directors approved an additional $11.0 million of spending to extend the pipeline expansion into a third party terminal in Houston. This connection will enable our pipeline system and Houston terminal to receive additional crude oil from the Eagle Ford shale and the Mid-Continent.

On April 16, 2012, we announced that the board of directors of our general partner approved an approximately $104.0 million expansion project to construct 3.2 million barrels of new crude oil storage capacity near our Houston terminal. The project includes the purchase of 95 acres of nearby land on which the new capacity will be located. The project is the second phase of anticipated infrastructure and storage capital expenditures to address additional customer demand at our Houston terminal.

Once complete, the new expansion projects will bring total active storage capacity to approximately 22 million barrels by the end of 2013. We anticipate funding the expansion projects primarily with long-term borrowings from Oiltanking Finance B.V.

On April 23, 2012, the board of directors of our general partner declared a cash distribution to our unitholders of $0.35 per unit and a corresponding distribution on our general partner’s interest, payable on May 14, 2012 to unitholders of record at the close of business on May 3, 2012.

Results of Operations
Our operating results were as follows for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended
	March 31,
	2012	2011

Revenues	$34,286	$29,955
Costs and expenses:
Operating	9,627	8,424
Selling, general and administrative	4,488	4,792
Depreciation and amortization	3,966	3,875
Loss on disposal of fixed assets	13	544
Gain on property casualty indemnification	—	(247)
Total costs and expenses	18,094	17,388
Operating income	16,192	12,567
Other income (expense):
Interest expense	(207)	(2,279)
Interest income	20	15
Other income	14	96
Total other expense, net	(173)	(2,168)
Income before income tax expense	16,019	10,399
Income tax expense	(80)	(2,779)
Net income	$15,939	$7,620

Earnings per common unit – basic and diluted	$0.40
Earnings per subordinated unit – basic and diluted	$0.40

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) before net interest expense, income tax (expense) benefit and depreciation and amortization expense, as further adjusted to exclude certain other non-cash and non-recurring items, such as gains and losses on disposal of fixed assets and property casualty indemnification. Adjusted EBITDA is not a presentation made in accordance with U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA is a non-GAAP supplemental financial performance measure that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess: (i) our financial performance as compared to other publicly traded partnerships in the midstream energy industry, without regard to historical cost basis or financing methods, (ii) the viability of proposed projects and acquisitions and (iii) the overall rates of return on investment in various opportunities.

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

The following table presents a reconciliation of Adjusted EBITDA from net income, the most directly comparable GAAP financial measure, for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2012	2011

Reconciliation of Adjusted EBITDA from net income:
Net income	$15,939	$7,620
Depreciation and amortization	3,966	3,875
Income tax expense	80	2,779
Interest expense, net	187	2,264
Loss on disposal of fixed assets	13	544
Gain on property casualty indemnification	—	(247)
Other income	(14)	(96)
Adjusted EBITDA	$20,171	$16,739

Operating Data

The following table presents operating data for the periods indicated:

	Three Months Ended
	March 31,
	2012	2011

Storage capacity, end of period (mmbbls)	17.3	16.8
Storage capacity, average (mmbbls)	17.3	16.8
Terminal throughput (mbpd) (1)	846.2	822.1
Vessels per period	229	211
Barges per period	773	646
Trucks per period (2)	2,751	—
Rail cars per period (3)	2,288	—
_______________________

(1)	Represents thousands of barrels per day (“mbpd”).

(2)	Beginning in June 2011, one of our customers began unloading product by truck.

(3)	Beginning in November 2011, one of our customers began unloading product by rail car.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Adjusted EBITDA. Adjusted EBITDA for the three months ended March 31, 2012 increased by $3.5 million, or 20.5%, to $20.2 million from $16.7 million for the three months ended March 31, 2011. The increase in Adjusted EBITDA was primarily attributable to increased revenues of $4.3 million and decreased selling, general and administrative expenses of $0.3 million, partially offset by increased operating expenses of $1.2 million.

Revenues. Revenues for the three months ended March 31, 2012 increased by $4.3 million, or 14.5%, to $34.3 million from $30.0 million for the three months ended March 31, 2011. The increase in revenues was primarily attributable to additional revenues from the new storage capacity placed into service in December 2011 and an escalation in storage fees, resulting in an increase in storage revenues of $2.4 million, higher throughput fee revenue of $0.3 million, primarily attributable to higher liquefied petroleum gas exports during the 2012 period and an increase in ancillary services fee revenue of $1.6 million, approximately $1.4 million of which relates to revenue from a pipeline-related construction project for a customer that was completed and realized during the 2012 period.

Operating Expenses. Operating expenses for the three months ended March 31, 2012 increased by $1.2 million, or 14.3%, to $9.6 million from $8.4 million for the three months ended March 31, 2011. The increase in operating expenses was primarily due to an increase of $1.4 million in expenses associated with the pipeline-related construction project discussed above, an increase of $0.2 million in engineering fees, an increase of $0.3 million in employee payroll-related costs, an increase of $0.1 million in property taxes and an increase of $0.1 million in insurance costs, primarily due to increased property values. These increases were partially offset by a decrease of $0.5 million in power and fuel costs, a decrease of $0.3 million in repairs and maintenance costs and a decrease of $0.1 million in permitting and licensing fees.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A expenses”) for the three months ended March 31, 2012 decreased by $0.3 million, or 6.3%, to $4.5 million from $4.8 million for the three months ended March 31, 2011. The decrease in SG&A expenses in the 2012 period was primarily due to a decrease of $0.4 million in third-party consulting fees and a decrease of $0.3 million in contract staffing in our information technology and engineering departments, partially offset by an increase of $0.4 million attributable to additional costs of operating as a publicly traded partnership and an increase in expenses due to the hiring of additional personnel.

Depreciation Expense. Depreciation expense for the three months ended March 31, 2012 increased by $0.1 million, or 2.3%, to $4.0 million from $3.9 million for the three months ended March 31, 2011. The increase in depreciation expense is primarily attributable to assets placed in service in late 2011.

Loss on Disposal of Fixed Assets. During the three months ended March 31, 2012 and 2011, we recognized losses of less than $0.1 million and $0.5 million, respectively, on the disposal of certain terminal assets that were dismantled.

Gain on Property Casualty Indemnification. During the three months ended March 31, 2011, we recognized a gain of $0.2 million from proceeds received under an insurance contract resulting from property damages which occurred in 2008 at a dock in Beaumont.

Interest Expense. Interest expense for the three months ended March 31, 2012 decreased by $2.1 million, or 90.9%, to $0.2 million from $2.3 million for the three months ended March 31, 2011, primarily due to lower outstanding borrowings as a result of the repayment of notes payable, affiliate, with proceeds from our IPO in July 2011.

Income Tax Expense. Income tax expense for the three months ended March 31, 2012 decreased by $2.7 million to $0.1 million from $2.8 million for the three months ended March 31, 2011, primarily attributable to the change in the tax status of OTH in connection with our IPO in July 2011. Due to our status as a partnership, we and our subsidiaries are not subject to U.S. federal or state income taxes, with the exception of Texas margin tax.

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

On February 14, 2012, we paid a quarterly cash distribution totaling $13.5 million, or $0.34 per unit, and a corresponding distribution on our general partner’s interest, to all unitholders of record on February 3, 2012 for the fourth quarter of 2011. On April 23, 2012, the board of directors of our general partner declared a cash distribution to our unitholders of $0.35 per unit, and a corresponding distribution on our general partner’s interest, for the first quarter of 2012. The first quarter 2012 cash distribution totaling $13.9 million will be paid on May 14, 2012 to unitholders of record at the close of business on May 3, 2012. We intend to continue to pay a quarterly distribution based on the number of common and subordinated units and the general partner interest outstanding to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates.

On November 8, 2011, we announced approval of an approximately $85.0 million expansion project, a majority of which is expected to be incurred during 2012, to construct two crude oil pipelines along the Houston Ship Channel and approximately one million barrels of new crude oil storage capacity at our Houston terminal. During the first quarter of 2012, the board of directors approved an additional $11.0 million of spending to extend the pipeline expansion into a third party terminal in Houston. This connection will enable our pipeline system and Houston terminal to receive additional crude oil from the Eagle Ford shale and the Mid-Continent. We expect to complete construction of the pipelines and approximately one million barrels of new crude oil storage capacity during the first quarter of 2013.

On April 16, 2012, we announced approval of an approximately $104.0 million expansion project to construct approximately 3.2 million barrels of new crude oil storage capacity near our Houston terminal. The project includes the purchase of 95 acres of nearby land on which the new capacity will be located. We expect to spend approximately $50.0 million of the $104.0 million budgeted for this project in 2012 and to complete construction of the new crude oil storage capacity during the fourth quarter of 2013.

We anticipate funding these projects primarily with long-term borrowings from Oiltanking Finance B.V.

Revolving Line of Credit

We have in place a two-year $50.0 million Credit Agreement with Oiltanking Finance B.V. (“Credit Agreement”) with a maturity date of June 30, 2013. From time to time upon our written request and in the sole determination of Oiltanking Finance B.V., the revolving credit commitment can be increased up to an additional $75.0 million, for a maximum revolving credit commitment of $125.0 million. Borrowings bear interest at LIBOR plus a margin of 2.00% and any unused portion of the revolving line of credit is subject to a commitment fee of 0.50% per annum. As of March 31, 2012, we had no outstanding borrowings under the Credit Agreement.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Cash provided by (used in):
Operating activities	$10,700	$9,614
Investing activities	(8,690)	(4,502)
Financing activities	(14,474)	(6,975)

Operating Activities

Net cash flows provided by operating activities for the three months ended March 31, 2012 increased by $1.1 million, or 11.3%, to $10.7 million from $9.6 million for the three months ended March 31, 2011. The increase was primarily attributable to an increase in storage service fee revenues, throughput fee revenues and ancillary service fee revenues and lower SG&A expenses, partially offset by increased operating expenses.

Investing Activities

Net cash flows used in investing activities for the three months ended March 31, 2012 increased by $4.2 million, or 93.0%, to $8.7 million from $4.5 million for the three months ended March 31, 2011. The increase is primarily attributable to an increase in capital expenditures of $2.8 million and an increase of $1.7 million in the issuance, net of collections, of notes receivable from Oiltanking Finance B.V., and the receipt of proceeds of $0.2 million from property casualty indemnification that occurred during the 2011 period, partially offset by the payment of $0.5 million for the disposal of assets that occurred during the 2011 period.

Cash paid for capital expenditures were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2012	2011

Maintenance capital expenditures	$755	$377
Expansion expenditures	6,235	3,828
Total capital expenditures	$6,990	$4,205

Maintenance capital expenditures are those capital expenditures required to maintain our long-term operating capacity. Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity over the long-term. During the three months ended March 31, 2012, we spent $6.2 million of expansion capital primarily for the continuing construction of the new storage capacity at our Houston terminal and associated crude oil pipeline infrastructure investments. During the three months ended March 31, 2011, we spent $3.8 million of expansion capital primarily to begin construction of the barge dock at our Beaumont terminal and to begin construction of one million barrels of storage capacity at our Houston terminal.

In 2012, we expect to spend approximately $140.0 million to $150.0 million for capital expenditures, of which approximately $5.9 million is expected to relate to maintenance capital expenditures. A majority of the expansion project spending projected for 2012 relates to the crude oil pipelines and storage capacity projects at our Houston terminal, including approximately $50.0 million of the $104.0 million expansion project announced in April 2012 (see “Overview of Business and Recent Developments”). During April 2012, we completed the construction of and placed into service a 390,000 barrel storage tank that we constructed for a new customer.

We anticipate that the above mentioned capital expenditures will be funded primarily with long-term borrowings from Oiltanking Finance B.V.

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

Financing Activities

Net cash flows used in financing activities for the three months ended March 31, 2012 increased by $7.5 million, or 107.5%, to $14.5 million from $7.0 million for the three months ended March 31, 2011. The following were the principal factors resulting in the increase in net cash flows used in financing activities:

•
During the three months ended March 31, 2012, we paid $13.5 million of cash distributions to our limited partners and general partner and $0.2 million of cash distributions to OTA and its affiliates, which had been declared, but not paid, in connection with our IPO in 2011 and was included in accounts payable, affiliates, at December 31, 2011. During the three months ended March 31, 2011, we paid $2.0 million of cash distributions to OTA and its affiliates, which had been declared in 2010, and was included in accounts payable, affiliates, at December 31, 2010.

•	During the three months ended March 31, 2012 and 2011, we repaid $0.8 million and $4.5 million of notes payable, affiliate, respectively.

•	During the three months ended March 31, 2011, we incurred $0.5 million of costs associated with the IPO.

Other Considerations

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2012 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$20,000	$2,500	$5,000	$5,000	$7,500
Interest payments	6,382	1,634	2,308	1,522	918
Operating lease obligations	13,650	600	1,200	1,200	10,650
Total contractual cash obligations	$40,032	$4,734	$8,508	$7,722	$19,068

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than an operating lease.

Related Party Transactions
For more information regarding related party transactions, see Notes 2, 7 and 8 in the Notes to Unaudited Condensed Consolidated Financial Statements.

Estimated Maintenance Capital Expenditures

Our partnership agreement requires our general partner to estimate and disclose its best estimate of the maintenance capital expenditures we would have to make each year, on average, in order to maintain our current operating capacity over the long term. Our general partner currently estimates these normalized maintenance capital expenditures to be $5.6 million on an annual basis. For 2012, we anticipate spending $5.9 million on maintenance capital expenditure projects, $0.5 million of which relates to planned 2011 maintenance capital projects that did not occur in 2011 and have been carried over to 2012.

Overview of Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in our Annual Report. Certain of these accounting policies require the use of estimates. As more fully described therein, we consider the evaluation of long-lived assets for impairment and accruals for contingencies to be critical accounting policies and estimates. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial position, results of operations and cash flows.

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
For the three months ended March 31, 2012, we did not have any variable rate indebtedness. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any risk management contracts.

Item 4. Controls and Procedures

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

Change in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in any other factors during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
In the ordinary course of business, we may be involved in various claims and legal proceedings, some of which are covered in whole or in part by insurance. We may not be able to predict the timing or outcome of these or future claims and proceedings with certainty, and an unfavorable resolution of one or more of such matters could have a material adverse effect on our financial condition, results of operations or cash flows. Currently, we are not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks set forth in Part 1, Item 1A. Risk Factors of our Annual Report, which risks could materially affect our business, financial condition or future results. There has been no material change in our risk factors from those described in the Annual Report. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.     Exhibits

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

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
**101.INS	XBRL Instance Document.
**101.SCH	XBRL Taxonomy Extension Schema Document.
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		By:	OILTANKING PARTNERS, L.P. (Registrant)

		By:	OTLP GP, LLC, as General Partner

Date:	May 9, 2012	By:	/s/ Carlin G. Conner
Carlin G. Conner President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	May 9, 2012	By:	/s/ Kenneth F. Owen
Kenneth F. Owen Chief Financial Officer (Principal Financial Officer)