Form 10-Q
period 2012-06-30
Oiltanking Partners, L.P.
filed 2012-08-09
CIK 1516007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Yes ☐ No ☑
As of August 6, 2012, there were 19,449,901 common units and 19,449,901 subordinated units outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)
(Unaudited)

	June 30, 2012	December 31, 2011
Assets:
Current assets:
Cash and cash equivalents	$11,874	$23,836
Receivables:
Trade	8,225	5,613
Affiliates	3,665	3,751
Other	43	261
Note receivable, affiliate	1,500	15,300
Prepaid expenses and other	2,135	1,352
Total current assets	27,442	50,113
Property, plant and equipment, net	305,759	271,644
Other assets, net	966	278
Total assets	$334,167	$322,035
Liabilities and partners’ capital:
Current liabilities:
Accounts payable and accrued expenses	$13,581	$13,582
Current maturities of long-term debt, affiliate	2,500	2,500
Accounts payable, affiliates	2,070	3,681
Federal income taxes due to parent	1,210	1,210
Total current liabilities	19,361	20,973
Long-term debt, affiliate, less current maturities	27,050	18,300
Deferred revenue	2,737	2,915
Total liabilities	49,148	42,188
Commitments and contingencies (Note 14)
Partners’ capital:
Common units (19,449,901 units issued and outstanding at June 30, 2012 and December 31, 2011)	247,736	245,314
Subordinated units (19,449,901 units issued and outstanding at June 30, 2012 and December 31, 2011)	35,914	33,492
General partner’s interest	1,369	1,041
Total partners’ capital	285,019	279,847
Total liabilities and partners’ capital	$334,167	$322,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	$33,823	$29,654	$68,109	$59,609
Costs and expenses:
Operating	8,019	8,211	17,646	16,635
Selling, general and administrative	4,703	4,559	9,191	9,351
Depreciation and amortization	4,068	4,077	8,034	7,952
Loss on disposal of fixed assets	—	—	13	544
Gain on property casualty indemnification	—	—	—	(247)
Total costs and expenses	16,790	16,847	34,884	34,235
Operating income	17,033	12,807	33,225	25,374
Other income (expense):
Interest expense	(400)	(2,309)	(607)	(4,588)
Interest income	9	9	29	24
Other income	59	45	73	141
Total other expense, net	(332)	(2,255)	(505)	(4,423)
Income before income tax expense	16,701	10,552	32,720	20,951
Income tax expense	(80)	(2,936)	(160)	(5,715)
Net income	$16,621	$7,616	$32,560	$15,236

Allocation of net income to partners:
Net income allocated to general partner	$489		$876
Net income allocated to common unitholders	$8,066		$15,842
Net income allocated to subordinated unitholders	$8,066		$15,842

Earnings per limited partner unit:
Common unit (basic and diluted)	$0.41		$0.81
Subordinated unit (basic and diluted)	$0.41		$0.81

Weighted average number of limited partner units outstanding:
Common units (basic and diluted)	19,450		19,450
Subordinated units (basic and diluted)	19,450		19,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$16,621	$7,616	$32,560	$15,236
Postretirement benefit plan adjustment, net of $–, $43, $– and $33 tax benefit, respectively	—	(80)	—	(62)

Comprehensive income	$16,621	$7,536	$32,560	$15,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$32,560	$15,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,034	7,952
Deferred income tax benefit	—	(108)
Postretirement net periodic benefit cost	—	695
Unrealized loss on investment in mutual funds	—	(96)
Increase in cash surrender value of life insurance policies	—	(42)
Loss on disposal of fixed assets	13	544
Gain on property casualty indemnification	—	(247)
Amortization of deferred financing costs	70	—
Changes in assets and liabilities:
Trade and other receivables	(2,394)	1,356
Refundable income taxes	—	4,387
Prepaid expenses and other assets	(791)	(210)
Accounts receivable/payable, affiliates	(1,347)	(4,733)
Accounts payable and accrued expenses	(386)	(6,108)
Deferred compensation	—	453
Deferred revenue	207	284
Total adjustments from operating activities	3,406	4,127
Net cash provided by operating activities	35,966	19,363
Cash flows from investing activities:
Issuance of notes receivable, affiliate	(20,000)	(3,000)
Collections of notes receivable, affiliate	33,800	—
Payments for purchase of property, plant and equipment	(42,162)	(12,248)
Proceeds from sale of property, plant and equipment	—	14
Payment for disposal of assets	—	(544)
Proceeds from property casualty indemnification	—	617
Investment in life insurance policies	—	(1,378)
Proceeds from sale of mutual funds	—	1,378
Net cash used in investing activities	(28,362)	(15,161)
Cash flows from financing activities:
Borrowings under loan agreement	10,000	—
Payments under notes payable, affiliate	(1,250)	(6,300)
Payment of offering costs	—	(1,795)
Debt issuance costs	(750)	—
Distributions paid to partners	(27,566)	(2,000)
Net cash used in financing activities	(19,566)	(10,095)
Net decrease in cash and cash equivalents	(11,962)	(5,893)
Cash and cash equivalents — Beginning of period	23,836	8,746
Cash and cash equivalents — End of period	$11,874	$2,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
SIX MONTHS ENDED JUNE 30, 2012
(In thousands)
(Unaudited)

		Limited Partners’ Interests
	General Partner’s Interest	Common Units	Subordinated Units	Total

Balance — January 1, 2012	$1,041	$245,314	$33,492	$279,847
Net income	876	15,842	15,842	32,560
Cash distributions to partners	(548)	(13,420)	(13,420)	(27,388)
Balance — June 30, 2012	$1,369	$247,736	$35,914	$285,019

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

On July 19, 2011, we completed our initial public offering (“IPO”) of 11,500,000 common units, including 1,500,000 common units issued in connection with the underwriters’ exercise of their over-allotment option, at a price of $21.50 per unit. Our common units are listed on the New York Stock Exchange under the symbol “OILT.” Through July 18, 2011, OTH and OTB were wholly owned subsidiaries of OTA. OTA and its affiliates contributed all of their equity interests in OTH and OTB to us on July 19, 2011, and in exchange, we issued an aggregate of 7,949,901 common units and 19,449,901 subordinated units to OTA and its affiliates and incentive distribution rights to our general partner. At June 30, 2012, OTA owned our general partner, 7,949,901 common units and 19,449,901 subordinated units.

At June 30, 2012, we had outstanding (i) 19,449,901 common units and 19,449,901 subordinated units representing limited partner interests, (ii) a 2.0% general partner interest and (iii) incentive distribution rights. Common units held by public security holders represent 29.6% of all of our outstanding limited partner interests, and OTA and its affiliates hold 70.4% of all of our outstanding limited partner interests. The limited partners collectively hold a 98.0% limited partner interest in us. The general partner holds a 2.0% general partner interest in us.

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

Our results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of results expected for the full year of 2012. In the opinion of management, the accompanying condensed consolidated interim financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the results for the interim periods. The condensed consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of our financial statements in conformity with GAAP requires management to use estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value Measurements

Cash and cash equivalents, trade receivables, other current assets, accounts payable, accrued expenses and other current liabilities are reported in the condensed consolidated balance sheets at amounts which approximate fair value due to the relatively short period to maturity of these financial instruments. The carrying values of our fixed-rate debt approximate fair value based upon borrowing rates currently available to us for loans with similar terms (Level 2). The fair values of our variable-rate debt are their carrying amounts, as the carrying amount reasonably approximates fair value due to the variability of the interest rates. See Note 7 for further details of our fixed-rate and variable-rate debt.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date. Fair value measurements are derived using inputs and assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. GAAP establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This three-tier hierarchy classifies fair value amounts recognized or disclosed in the financial statements based on the observability of inputs used to estimate such fair values. The classification within the hierarchy of a financial asset or liability is determined based on the lowest level input that is significant to the fair value measurement. The hierarchy considers fair value amounts based on observable inputs (Levels 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3).  At each balance sheet reporting date, we categorize our financial assets and liabilities using this hierarchy.
We believe our valuation methods are appropriate and consistent with the values that would be determined by other market participants. However, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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

Total revenues earned for related party services were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Storage and ancillary service fees	$801	$771	$1,595	$1,523
Other revenues	—	761	13	1,504
Total related party revenues	$801	$1,532	$1,608	$3,027

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Effective June 1, 2011, in anticipation of the IPO, all of our former employees were transferred to OTA. Effective July 19, 2011, certain operating and selling, general and administrative services necessary to operate our business are provided by OTA pursuant to the Services Agreement. These charges are included in operating and selling, general and administrative expenses in the three and six months ended June 30, 2012 in the table below.

At June 30, 2012 and December 31, 2011, total related party accounts receivable were $3.7 million and $3.8 million, respectively. Total related party accounts payable were $2.1 million and $3.7 million at June 30, 2012 and December 31, 2011, respectively. Additionally, we had $1.9 million and $2.0 million within accounts payable and accrued expenses at June 30, 2012 and December 31, 2011, respectively, associated with related party administrative fees (see Note 4).

Long-term debt payable to Oiltanking Finance B.V., including both current and long-term portions, at June 30, 2012 and December 31, 2011, was $29.6 million and $20.8 million, respectively. See Note 7 for further details of our debt and credit agreements.

At June 30, 2012 and December 31, 2011, total interest and commitment fees payable to Oiltanking Finance B.V. under term loans and credit financing arrangements of $0.4 million and $0.3 million, respectively, were included in accounts payable and accrued expenses (see Note 4).

From time to time, we invest cash with Oiltanking Finance B.V. in short-term notes receivable at then-prevailing market rates. At June 30, 2012 and December 31, 2011, we had short-term notes receivable of $1.5 million and $15.3 million, respectively, from Oiltanking Finance B.V., bearing weighted-average interest rates of 0.15% and 0.51%, respectively.

The following table summarizes related party operating expenses, selling, general and administrative expenses, interest expense and interest income that are reflected in the condensed consolidated statements of income for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Operating	$2,904	$299	$6,026	$299
Selling, general and administrative (1)	3,929	1,628	7,926	2,710
Interest expense (net of amounts capitalized)	394	2,303	595	4,576
Interest income	9	9	29	24
____________
(1) During the three and six months ended June 30, 2012, we incurred $3.7 million and $7.4 million, respectively, of selling, general and administrative expenses related to the annual fixed fee of $14.9 million under the Services Agreement. The three and six month periods ended June 30, 2012 also include $0.2 million and $0.5 million, respectively, of costs from OTA related to an invoicing and inventory computer system.

OTH was included in the consolidated OTA federal tax returns for periods prior to the IPO, and as a result is required to reimburse OTA for the excess of tax liabilities computed on a separate return basis over taxes paid or is entitled to the excess of taxes paid over its tax liabilities computed on a separate return basis. At both June 30, 2012 and December 31, 2011, we had recorded payables of $1.2 million for federal income taxes due to our parent.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Transactions with a Certain Director

One of the directors of our general partner, David L. Griffis, is employed by and a shareholder of the law firm of Crain, Caton & James, P.C., a firm that provides legal counsel for OTA and its affiliates. Fees for legal services paid to Crain, Caton & James, P.C. totaled $0.2 million and $0.5 million for the six months ended June 30, 2012 and 2011, respectively.

Services Agreement

On July 19, 2011, in connection with the IPO, we entered into a services agreement (the “Services Agreement”) with our general partner and Oiltanking North America, LLC (“OTNA”), a subsidiary of OTA, and subsequently amended the Services Agreement in December 2011, pursuant to which OTNA agreed to provide us certain specified selling, general and administrative services necessary to manage our business for an annual fixed fee of $14.9 million, payable in equal monthly installments. We also agreed to reimburse OTNA for all operating expenses and all expenses it incurs as a result of our becoming a publicly traded partnership, including all operating expenses that it incurs with respect to insurance coverage for our business, with such reimbursement obligations not subject to any cap.
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
3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2012	2011

Land	$19,725	$9,125
Terminal facilities	30,806	29,805
Production facilities	418,533	402,614
Rights-of-way	30	30
Construction in progress	31,046	16,506
Total property, plant and equipment	500,140	458,080
Less: accumulated depreciation	(194,381)	(186,436)
Total property, plant and equipment, net	$305,759	$271,644

Depreciation expense was $4.1 million and $4.1 million for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, depreciation expense was $8.0 million and $8.0 million, respectively.

Interest costs capitalized as part of the costs of construction in progress were $0.2 million and $0.1 million during the three months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012 and 2011, interest costs of $0.5 million and $0.1 million, respectively, were capitalized as part of the costs of construction in progress.

During the six months ended June 30, 2011, we collected and recognized a gain of $0.2 million from insurance recoveries resulting from property damages which occurred in 2008 at a dock at our Beaumont terminal.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2012	2011

Accounts payable, trade	$4,326	$3,060
Accrued compensation	245	1,253
Accrued property taxes	2,693	5,078
Accrued sales and other taxes	1,034	271
Related party interest and commitment fees payable	382	288
Related party administrative fees payable	1,908	2,004
Deferred revenue	1,186	801
Other	1,807	827
Total accounts payable and accrued expenses	$13,581	$13,582

5. DEFERRED REVENUE
During 2007, we entered into a modification of a lease as a lessor and received a one-time upfront rental payment of $2.5 million, which is being amortized on a straight-line basis over the term of the lease, approximately sixteen years. At June 30, 2012 and December 31, 2011, deferred revenue related to this upfront rental payment was $1.7 million and $1.7 million, respectively, of which $0.2 million at each date was current and included in accounts payable and accrued expenses.
During 2010, we entered into a modification of a revenue agreement and received a one-time payment of $2.0 million, which is being amortized on a straight-line basis over the remaining term of the agreement, approximately nine years. At June 30, 2012 and December 31, 2011, deferred revenue related to this one-time payment was $1.5 million and $1.6 million, respectively, of which $0.2 million at each date was current and included in accounts payable and accrued expenses.
At December 31, 2011, we had $0.4 million of current deferred revenue related to an advance payment received from a customer, and such amount was included in accounts payable and accrued expenses. During the first quarter of 2012, we completed the construction of pipeline-related assets for the customer, and recognized the deferred revenue of $0.4 million related to the project.

At June 30, 2012, we had $0.8 million of current deferred revenue related to an advance billing to a customer in June 2012, and such amount was included in accounts payable and accrued expenses. The $0.8 million of current deferred revenue will be recognized during the remainder of 2012.

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

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total income tax expense differed from the amounts computed by applying the tax rate to income before income tax expense as a result of the following for the periods indicated (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2011	2011

Income before income tax expense	$10,552	$20,951
U.S. federal corporate statutory rate	35%	35%
Expected income tax expense	(3,693)	(7,333)
OTB income not subject to income tax	757	1,664
Texas margin tax, net of federal income tax benefit	—	(46)
Total income tax expense	$(2,936)	$(5,715)

During the three and six months ended June 30, 2012, we recorded $0.1 million and $0.2 million, respectively, of income tax expense related to the Texas margin tax.

7. DEBT

Long-term debt, affiliate, consists of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2012	2011

6.78% Note due 2019	$6,750	$7,200
7.45% Note due 2019	6,000	6,400
7.02% Note due 2020	6,800	7,200
OTH Loan Agreement, due 2022	10,000	—
Total debt	29,550	20,800
Less current portion	(2,500)	(2,500)
Total long-term debt, affiliate	$27,050	$18,300

OTB Debt Agreements
Two of the outstanding debt agreements with Oiltanking Finance B.V. contain loan covenants that require OTB to maintain certain debt, leverage and equity ratios and prohibit OTB from pledging its assets to third parties or incurring any indebtedness other than from Oiltanking Finance B.V. without its consent. At June 30, 2012 and December 31, 2011, no assets had been pledged to third parties. The loan covenants in these agreements require OTB to maintain certain Financial Parameters (as such term is defined in the debt agreements), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are defined in the debt agreements). At June 30, 2012, OTB’s ratio of Stockholders’ Equity to non-current assets, the ratio of EBITDA to Total Debt Service and the ratio of Net Financial Indebtedness to EBITDA (as such terms are defined in the debt agreements) was 94.0%, 7.2 and 0.44, respectively. At June 30, 2012 and December 31, 2011, OTB was in compliance with all covenants under the respective debt agreements.

OILT Credit Agreement
On June 15, 2011, we entered into a two-year $50.0 million unsecured revolving line of credit agreement with Oiltanking Finance B.V., which was amended by Addendum No. 1, dated June 22, 2011 (the “Credit Agreement”). From time to time upon our written request and in the sole determination of Oiltanking Finance B.V., the revolving credit commitment can be increased up to an additional $75.0 million, for a maximum revolving credit commitment of $125.0 million. Borrowings bear interest at LIBOR plus a margin of 2.00% and any unused portion of the revolving

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

line of credit is subject to a commitment fee of 0.50% per annum. The maturity date of the Credit Agreement is June 30, 2013. As of June 30, 2012 and December 31, 2011, we had no outstanding borrowings under the Credit Agreement.

The Credit Agreement requires us to maintain, on an calendar year basis, certain Financial Parameters (as such term is defined in the Credit Agreement), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are defined in the Credit Agreement). At June 30, 2012, the ratio of Stockholders’ Equity to non-current assets, the ratio of EBITDA to Total Debt Service and the ratio of Net Financial Indebtedness to EBITDA (as such terms are defined in the Credit Agreement) was 93.0%, 13.0 and 0.23, respectively. At June 30, 2012 and December 31, 2011, we were in compliance with all covenants contained in the Credit Agreement.

OTH Loan Agreement

On May 16, 2012, OTH entered into a ten-year $125.0 million unsecured loan agreement with Oiltanking Finance B.V. (the “Loan Agreement”) for the purpose of financing the purchase of property, plant and equipment, through which borrowings are available from May 15, 2012 through December 15, 2012 (the “Availability Period”), with a maturity date of December 15, 2022 (the “Maturity Date”). At the end of the Availability Period, any unused amounts under the Loan Agreement will be canceled. At June 30, 2012, we had $10.0 million of outstanding borrowings under the Loan Agreement.

During the Availability Period, interest on borrowings outstanding under the Loan Agreement will be calculated on the basis of an annual interest rate determined by Oiltanking Finance B.V., which represents Oiltanking Finance B.V.’s cost of funds, plus a margin of 2.70% per annum. A commitment fee of 1.00% per annum will be calculated on the undrawn amount of the Loan Agreement and paid at the end of each month during the Availability Period. After the Availability Period and through the Maturity Date, interest will be calculated on the basis of the USD Swap Rate for ten years, plus a margin of 2.70% per annum. OTH paid an arrangement fee of $0.8 million to Oiltanking Finance B.V. upon signing of the Loan Agreement, which was deferred and is being amortized over the life of the Loan Agreement. At June 30, 2012, the weighted average interest rate under the Loan Agreement was 3.97% per annum.

The Loan Agreement requires OTH to maintain certain Financial Parameters (as such term is defined in the Loan Agreement), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater, and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are described in the Loan Agreement). The Loan Agreement also contains covenants restricting the ability of OTH to take certain actions without the consent of Oiltanking Finance B.V., including (i) incurring additional indebtedness, (ii) pledging its assets, or (iii) amending its organizational documents. The Loan Agreement contains customary borrowing conditions and events of default, including events of default triggered by (i) OTH failing to satisfy the Financial Parameters and other covenants described in this paragraph after more than 30 days notice, (ii) OTH failing to repay borrowings under the Loan Agreement when they become due, and (iii) OTH ceasing to be controlled by Oiltanking GmbH. At June 30, 2012, the ratio of Stockholders’ Equity to non-current assets, the ratio of EBITDA to Total Debt Service and the ratio of Net Financial Indebtedness to EBITDA (as such terms are defined in the Loan Agreement) was 95.0%, 21.3 and 0.15, respectively. At June 30, 2012, we were in compliance with all covenants contained in the Loan Agreement.

8. PARTNERS’ CAPITAL AND DISTRIBUTIONS
Outstanding Units
At June 30, 2012 and December 31, 2011, we had outstanding 19,449,901 common units and 19,449,901 subordinated units representing limited partner interests.

Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, beginning with the quarter ended September 30, 2011, we distribute all of our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 23, 2012, the board of directors of our general partner declared a cash distribution to our unitholders of $0.35 per unit and a corresponding distribution on our general partner’s interest for the first quarter of 2012. The first quarter of 2012 cash distribution totaling $13.9 million was paid on May 14, 2012 to unitholders of record at the close of business on May 3, 2012.

On July 19, 2012, the board of directors of our general partner declared a cash distribution to our unitholders of $0.36 per unit and a corresponding distribution on our general partner’s interest for the second quarter of 2012. The second quarter of 2012 cash distribution totaling $14.3 million is expected to be paid on August 14, 2012 to unitholders of record at the close of business on August 3, 2012.

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

9. EARNINGS PER LIMITED PARTNER UNIT

The following table sets forth the computation of basic and diluted earnings per limited partner unit for the periods indicated (amounts in thousands, except per unit data):

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012

Net income	$16,621	$32,560
Less: General partner’s incentive distribution earned (1)	158	226
Less: General partner’s 2.0% ownership interest	331	650
Net income allocated to limited partners	$16,132	$31,684

Numerator for basic and diluted earnings per limited partner unit:
Allocation of net income among limited partner interests:
Net income allocable to common units	$8,066	$15,842
Net income allocable to subordinated units	8,066	15,842
Net income allocated to limited partners	$16,132	$31,684

Denominator:
Basic and diluted weighted average number of limited partner units outstanding:
Common units	19,450	19,450
Subordinated units	19,450	19,450

Basic and diluted net income per limited partner unit:
Common units	$0.41	$0.81
Subordinated units	$0.41	$0.81
____________

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)
Based on the amount of net income for the three and six months ended June 30, 2012, our general partner was allocated income associated with its incentive distribution rights for these periods. Undistributed earnings (net income in excess of distributions) or undistributed losses (distributions in excess of net income) are allocated to the general partner and limited partners based on their respective ownership interests. Cash payments made to our general partner and limited partners are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of earnings per unit.

10. EMPLOYEE BENEFITS

401(K) Retirement Plan

We historically have sponsored a retirement plan which is available to all employees who have six months of continuous service and covers all employees of OTA. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 and is qualified under Section 401(k) of the Internal Revenue Code. The contributions to the plan, as determined by management, are discretionary but may not exceed the maximum amount deductible under the applicable provisions of the Internal Revenue Code. Historically, we made contributions into the plan on behalf of all OTA subsidiaries and were then reimbursed by the related subsidiary. Our contributions to the retirement plan, net of amounts charged to other OTA entities, was $0.3 million and $0.6 million for the three and six months ended June 30, 2011, respectively. Effective June 1, 2011, in anticipation of the IPO, our former employees were transferred to OTA, and OTA became the sponsor of the 401(k) retirement plan. Subsequent to our entry into the Services Agreement (see Note 2), costs for the 401(k) retirement plan are included in the services billed to us by OTA pursuant to the Services Agreement.

Deferred Compensation Plan

Effective August 15, 1994, we adopted a special non-qualified deferred compensation plan for the purpose of providing deferred compensation to certain employees. The plan provides for elective salary deferrals by participants and discretionary contributions by us as defined by the plan. We recognized $0.05 million and $0.1 million of accrued compensation to participants for the three and six months ended June 30, 2011, respectively. Payments of accrued compensation totaled $0 and $0.2 million for the three and six months ended June 30, 2011, respectively. Employee deferrals totaled $0.1 million and $0.4 million for the three and six months ended June 30, 2011, respectively. On June 1, 2011, in anticipation of the IPO, the deferred compensation plan obligations, related insurance policies and mutual funds, along with our former employees, were transferred to OTA. Subsequent to our entry into the Services Agreement (see Note 2), costs for the deferred compensation plan are included in the services billed to us by OTA pursuant to the Services Agreement.

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

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents our net periodic benefit costs for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Service cost	$—	$147	$—	$447
Interest cost	—	76	—	190
Amortization of unrecognized amounts:
Prior service cost	—	18	—	47
Net actuarial loss	—	11	—	11
Net periodic benefit costs	$—	$252	$—	$695

12. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows were as follows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2012	2011

Cash paid for interest (net of capitalized interest)	$431	$4,430
Cash taxes paid	—	1,366
Interest costs capitalized	495	93

Non-cash transactions: (1)
Distribution of certain land parcels and office building to OTA	$—	$5,075
Transfer of postretirement plan obligation to OTA (including $2.6 million of accumulated other comprehensive loss)	—	(8,824)
Transfer of deferred compensation plan obligations to OTA	—	(4,124)
Transfer of deferred compensation plan assets to OTA	—	4,010
Net deferred tax assets related to assets and liabilities transferred to OTA	—	4,531
______________
(1) In June 2011, in connection with the IPO, we made non-cash distributions to OTA, consisting of certain land parcels and an office building. Also, the postretirement benefit and deferred compensation plans and obligations and certain assets to be used to fund the deferred compensation plan obligations were transferred to OTA. In addition, related net deferred tax assets were transferred to OTA.

During the year ended December 31, 2010, we declared a distribution of $25.7 million, of which $13.7 million was paid in 2010, $10.0 million was paid in 2010 by reducing a short-term note receivable due from Oiltanking Finance B.V. and $2.0 million was paid in January 2011. The $2.0 million was recorded in accounts payable, affiliates, at December 31, 2010.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Revenues by service category are as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Storage service fees	$24,953	$22,668	$49,247	$44,551
Throughput fees	7,215	5,706	14,096	12,299
Ancillary service fees	1,655	1,280	4,766	2,759
Total revenues	$33,823	$29,654	$68,109	$59,609

14. COMMITMENTS AND CONTINGENCIES

Litigation

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

Environmental Liabilities

We may experience releases of crude oil, petroleum products and fuels, liquid petroleum gas or other contaminants into the environment, or discover past releases that were previously unidentified. Although we maintain an inspection program designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to any such environmental releases from our assets may affect our business. As of June 30, 2012 and December 31, 2011, we have not identified any environmental obligations that would require accrual in our condensed consolidated financial statements.

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

Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include but are not limited to: (i) changes in general economic conditions; (ii) competitive conditions in our industry; (iii) changes in the long-term supply and demand of crude oil, refined petroleum products and liquefied petroleum gas in the markets in which we operate; (iv) actions taken by our customers, competitors and third-party operators; (v) changes in the availability and cost of capital; (vi) operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control; (vii) the effects of existing and future laws and governmental regulations; and (viii) the effects of future litigation. These and other risks are described in our Annual Report. In addition, we may be subject to unforeseen risks that may have a materially adverse effect on us. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. The forward-looking statements speak only as of the date made, and, other than as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

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

On July 19, 2011, we completed our initial public offering (“IPO”) of 11,500,000 common units, including 1,500,000 common units issued in connection with the underwriters’ exercise of their over-allotment option, at a price of $21.50 per unit. Through July 18, 2011, OTH and OTB were wholly owned subsidiaries of OTA. OTA and its affiliates contributed all of their equity interests in OTH and OTB to us on July 19, 2011, and in exchange, we issued an aggregate of 7,949,901 common units and 19,449,901 subordinated units to OTA and its affiliates and incentive distribution rights to our general partner. At June 30, 2012, OTA owned our general partner, 7,949,901 common units and 19,449,901 subordinated units.

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

We operate crude oil and refined petroleum products terminals on the Houston, Texas Ship Channel. Our Houston facility currently has an aggregate active storage capacity of approximately 12.1 million barrels and provides integrated terminaling services to a variety of customers, including major integrated oil companies, marketers, distributors and chemical companies.

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

During 2011, we commenced an expansion project at our Houston terminal involving the construction of three new storage tanks with an aggregate of approximately one million barrels of storage capacity supported by multi-year contracts with two customers. Two of the tanks, with an aggregate 655,000 barrels of storage capacity, were placed into service at the end of 2011, and the remaining 390,000 barrel storage tank was placed into service in April 2012.

Expansion Projects

On November 8, 2011, we announced that the board of directors of our general partner approved $85.0 million of expansion projects to construct two new crude oil pipelines along the Houston Ship Channel and approximately one million barrels of additional crude oil storage capacity at our Houston terminal. During the first quarter of 2012, the board of directors approved an additional $11.0 million of spending to extend the pipeline expansion into a third-party terminal in Houston. This connection will enable our pipeline system and Houston terminal to receive additional crude oil from the Eagle Ford shale and the Mid-Continent.

On April 16, 2012, we announced that the board of directors of our general partner approved an approximately $104.0 million expansion project to construct 3.2 million barrels of new crude oil storage capacity near our Houston terminal. The project included the purchase of 95 acres of nearby land on which the new capacity is being constructed. The project is the second phase of anticipated infrastructure and storage capital expenditures to address additional customer demand at our Houston terminal. All of the storage capacity from this expansion project has been fully contracted at an average term of approximately 6.3 years.

Once complete, the system expansion projects will bring total active storage capacity to approximately 22 million barrels by the end of 2013. We anticipate funding the expansion projects primarily with long-term borrowings from Oiltanking Finance B.V.

Distribution Declaration

On July 19, 2012, the board of directors of our general partner declared a cash distribution to our unitholders of $0.36 per unit and a corresponding distribution on our general partner’s interest, payable on August 14, 2012 to unitholders of record at the close of business on August 3, 2012.

Loan Agreement

On May 16, 2012, OTH entered into a ten-year $125.0 million unsecured loan agreement with Oiltanking Finance B.V. (the “Loan Agreement”) for the purpose of financing the purchase of property, plant and equipment, through which borrowings are available from May 15, 2012 through December 15, 2012, with a maturity date of December 15, 2022. After December 15, 2012, any unused amounts under the Loan Agreement will be canceled. At June 30, 2012, we had $10.0 million of outstanding borrowings under the Loan Agreement. See Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Management Changes

On June 25, 2012, Rutger van Thiel notified us of his intention to resign as a member of the board of directors of our general partner, effective immediately. Mr. Thiel’s resignation coincided with his departure as the Managing Director of our foreign parent, Oiltanking GmbH, and is not related to any disagreement with our management or regarding any matter relating to our operations, policies or practices.

On June 25, 2012, Carlin Conner, the Chief Executive Officer of our general partner, accepted the position of Managing Director of Oiltanking GmbH. On the same day, Mr. Conner notified us of his intention to resign from his position as Chief Executive Officer of our general partner. Mr. Conner will remain the Chief Executive Officer of our general partner until the board of directors of OTA, which is currently considering internal and external candidates, appoints his successor. Mr. Conner will continue to serve as the Chairman of the Board.

Results of Operations
Our operating results were as follows for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	$33,823	$29,654	$68,109	$59,609
Costs and expenses:
Operating	8,019	8,211	17,646	16,635
Selling, general and administrative	4,703	4,559	9,191	9,351
Depreciation and amortization	4,068	4,077	8,034	7,952
Loss on disposal of fixed assets	—	—	13	544
Gain on property casualty indemnification	—	—	—	(247)
Total costs and expenses	16,790	16,847	34,884	34,235
Operating income	17,033	12,807	33,225	25,374
Other income (expense):
Interest expense	(400)	(2,309)	(607)	(4,588)
Interest income	9	9	29	24
Other income	59	45	73	141
Total other expense, net	(332)	(2,255)	(505)	(4,423)
Income before income tax expense	16,701	10,552	32,720	20,951
Income tax expense	(80)	(2,936)	(160)	(5,715)
Net income	$16,621	$7,616	$32,560	$15,236

Earnings per common unit – basic and diluted	$0.41		$0.81
Earnings per subordinated unit – basic and diluted	$0.41		$0.81

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) before net interest expense, income tax (expense) benefit and depreciation and amortization expense, as further adjusted to exclude certain other non-cash and non-recurring items, such as gains and losses on disposal of fixed assets and property casualty indemnification. Adjusted EBITDA is not a presentation made in accordance with U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA is a non-GAAP supplemental financial performance measure that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess: (i) our financial performance as compared to other publicly traded partnerships in the midstream energy industry, without regard to historical cost basis or financing methods, (ii) the viability of proposed projects and acquisitions and (iii) the overall rates of return on investment in various opportunities. Accordingly, we believe that the presentation of Adjusted EBITDA provides useful information to investors in assessing our results of operations.

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

The following table presents a reconciliation of Adjusted EBITDA from net income, the most directly comparable GAAP financial measure, for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Reconciliation of Adjusted EBITDA from net income:
Net income	$16,621	$7,616	$32,560	$15,236
Depreciation and amortization	4,068	4,077	8,034	7,952
Income tax expense	80	2,936	160	5,715
Interest expense, net	391	2,300	578	4,564
Loss on disposal of fixed assets	—	—	13	544
Gain on property casualty indemnification	—	—	—	(247)
Other income	(59)	(45)	(73)	(141)
Adjusted EBITDA	$21,101	$16,884	$41,272	$33,623

Operating Data

The following table presents operating data for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Storage capacity, end of period (mmbbls) (1)	17.7	16.8	17.7	16.8
Storage capacity, average (mmbbls)	17.6	16.8	17.6	16.8
Terminal throughput (mbpd) (2)	832.8	795.5	839.5	808.7
Vessels per period	221	198	450	409
Barges per period	780	645	1,553	1,291
Trucks per period (3)	2,617	333	5,368	333
Rail cars per period (4)	2,600	—	4,888	—
_______________________

(1)	Represents million barrels (“mmbbls”).

(2)	Represents thousands of barrels per day (“mbpd”).

(3)	Beginning in June 2011, one of our customers began unloading product by truck.

(4)	Beginning in November 2011, one of our customers began unloading product by rail car.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Adjusted EBITDA. Adjusted EBITDA for the three months ended June 30, 2012 increased by $4.2 million, or 25.0%, to $21.1 million from $16.9 million for the three months ended June 30, 2011. The increase in Adjusted EBITDA was primarily attributable to increased revenues of $4.2 million and decreased operating expenses of $0.2 million, partially offset by increased selling, general and administrative expenses of $0.1 million.

Revenues. Revenues for the three months ended June 30, 2012 increased by $4.2 million, or 14.1%, to $33.8 million from $29.7 million for the three months ended June 30, 2011. The increase in revenues was primarily attributable to additional revenues from the new storage capacity placed into service in December 2011 and in April 2012 and an escalation in storage fees, resulting in an increase in storage revenues of $2.3 million, higher throughput fee revenue of $1.5 million, primarily attributable to increased liquefied petroleum gas exports during the 2012 period, and an increase in ancillary services fee revenue of $0.4 million.

Operating Expenses. Operating expenses for the three months ended June 30, 2012 decreased by $0.2 million, or 2.3%, to $8.0 million from $8.2 million for the three months ended June 30, 2011. The decrease in operating expenses was primarily due to a decrease of $0.5 million in property taxes due to adjustments to the accrual related to a decrease in the tax appraised property value, a decrease of $0.4 million in power and fuel costs due to re-negotiated power rates at a lower rate, a decrease of $0.2 million in permitting and licensing fees and a decrease of $0.1 million in rental expenses due to the purchase of land for our expansion project. These decreases in operating expenses were partially offset by an increase of $0.4 million in repairs and maintenance costs, an increase of $0.3 million in employee-related costs, an increase of $0.2 million in engineering fees and an increase of $0.1 million in insurance costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A expenses”) for the three months ended June 30, 2012 increased by $0.1 million, or 3.2%, to $4.7 million from $4.6 million for the three months ended June 30, 2011. The increase in SG&A expenses in the 2012 period was primarily due to an increase of $0.4 million attributable to both additional costs of operating as a publicly traded partnership and an increase in expenses due to the hiring of additional personnel, partially offset by a decrease of $0.3 million in contract staffing and third-party consulting fees.

Depreciation Expense. Depreciation expense for the three months ended June 30, 2012 of $4.1 million remained relatively flat compared to depreciation expense for the three months ended June 30, 2011. Increased depreciation expense due to assets placed in service in late 2011 was offset by decreased depreciation expense due to the distribution of assets to OTA in connection with the IPO.

Interest Expense. Interest expense for the three months ended June 30, 2012 decreased by $1.9 million, or 82.7%, to $0.4 million from $2.3 million for the three months ended June 30, 2011, primarily due to lower outstanding borrowings as a result of the repayment of notes payable to an affiliate with proceeds from our IPO in July 2011.

Income Tax Expense. Income tax expense for the three months ended June 30, 2012 decreased by $2.9 million to less than $0.1 million from $2.9 million for the three months ended June 30, 2011, primarily attributable to the change in the tax status of OTH in connection with our IPO in July 2011. Due to our status as a partnership, we and our subsidiaries are not subject to U.S. federal or state income taxes, with the exception of Texas margin tax.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Adjusted EBITDA. Adjusted EBITDA for the six months ended June 30, 2012 increased by $7.6 million, or 22.7%, to $41.3 million from $33.6 million for the six months ended June 30, 2011. The increase in Adjusted EBITDA was primarily attributable to increased revenues of $8.5 million and decreased SG&A expenses of $0.2 million, partially offset by increased operating expenses of $1.0 million.

Revenues. Revenues for the six months ended June 30, 2012 increased by $8.5 million, or 14.3%, to $68.1 million from $59.6 million for the six months ended June 30, 2011. The increase in revenues was primarily attributable to additional revenues from the new storage capacity placed into service in December 2011 and in April 2012 and an escalation in storage fees, resulting in an increase in storage revenues of $4.7 million, higher throughput fee revenue of $1.8 million, primarily attributable to increased liquefied petroleum gas exports during the 2012 period and an increase in ancillary services fee revenue of $2.0 million, approximately $1.4 million of which relates to revenue from a pipeline-related construction project for a customer that was completed and recognized during the 2012 period.

Operating Expenses. Operating expenses for the six months ended June 30, 2012 increased by $1.0 million, or 6.1%, to $17.6 million from $16.6 million for the six months ended June 30, 2011. The increase in operating expenses was primarily due to an increase of $1.4 million in expenses associated with the pipeline-related construction project discussed above, an increase of $0.6 million in employee payroll-related costs, an increase of $0.4 million in engineering fees and an increase of $0.1 million in insurance costs. These increases in operating expenses were partially offset by a decrease of $0.8 million in power and fuel costs due to re-negotiated power rates at a lower rate, a decrease of $0.4 million in property taxes due to adjustments to the accrual related to a decrease in the tax appraised property value and a decrease of $0.3 million in permitting and licensing fees.

Selling, General and Administrative Expenses. SG&A expenses for the six months ended June 30, 2012 decreased by $0.2 million, or 1.7%, to $9.2 million from $9.4 million for the six months ended June 30, 2011. The decrease in SG&A expenses in the 2012 period was primarily due to a decrease of $0.5 million in third-party consulting fees and contract staffing in our information technology and engineering departments, partially offset by an increase of $0.3 million attributable to both additional costs of operating as a publicly traded partnership and an increase in expenses due to the hiring of additional personnel.

Depreciation Expense. Depreciation expense for the six months ended June 30, 2012 of $8.0 million remained relatively flat compared to depreciation expense for the six months ended June 30, 2011. Increased depreciation expense due to assets placed in service in late 2011 was offset by decreased depreciation expense due to the distribution of assets to OTA in connection with the IPO.

Loss on Disposal of Fixed Assets. During the six months ended June 30, 2012 and 2011, we recognized losses of less than $0.1 million and $0.5 million, respectively, on the disposal of certain terminal assets that were dismantled.

Gain on Property Casualty Indemnification. During the six months ended June 30, 2011, we recognized a gain of $0.2 million from proceeds received under an insurance contract resulting from property damages which occurred in 2008 at a dock at our Beaumont terminal.

Interest Expense. Interest expense for the six months ended June 30, 2012 decreased by $4.0 million, or 86.8%, to $0.6 million from $4.6 million for the six months ended June 30, 2011, primarily due to lower outstanding borrowings as a result of the repayment of notes payable to an affiliate with proceeds from our IPO in July 2011.

Income Tax Expense. Income tax expense for the six months ended June 30, 2012 decreased by $5.6 million to $0.2 million from $5.7 million for the six months ended June 30, 2011, primarily attributable to the change in the tax status of OTH in connection with our IPO in July 2011. Due to our status as a partnership, we and our subsidiaries are not subject to U.S. federal or state income taxes, with the exception of Texas margin tax.

Liquidity and Capital Resources
Liquidity
Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, service our debt and pay distributions to our partners. Our sources of liquidity include cash generated by our operations, borrowings under our revolving line of credit and our new Loan Agreement and issuances of equity and debt securities. We believe that cash generated from these sources will be sufficient to meet our obligations as they come due.

On February 14, 2012, we paid a quarterly cash distribution totaling $13.5 million, or $0.34 per unit, and a corresponding distribution on our general partner’s interest, to all unitholders of record on February 3, 2012 for the fourth quarter of 2011. On April 23, 2012, we paid a quarterly cash distribution totaling $13.9 million, or $0.35 per unit, and a corresponding distribution on our general partner’s interest, to all unitholders of record on May 3, 2012 for the first quarter of 2012. On July 19, 2012, the board of directors of our general partner declared a cash distribution to our unitholders of $0.36 per unit, and a corresponding distribution on our general partner’s interest, for the second quarter of 2012. The second quarter 2012 cash distribution totaling approximately $14.3 million is expected to be paid on August 14, 2012 to unitholders of record at the close of business on August 3, 2012. We intend to continue to pay a quarterly distribution based on the number of common and subordinated units and the general partner interest outstanding to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates.

On November 8, 2011, we announced approval of an approximately $85.0 million expansion project, a majority of which is expected to be incurred during 2012, to construct two crude oil pipelines along the Houston Ship Channel and approximately one million barrels of new crude oil storage capacity at our Houston terminal. During the first quarter of 2012, the board of directors approved an additional $11.0 million of spending to extend the pipeline expansion into a third-party terminal in Houston. This connection will enable our pipeline system and Houston terminal to receive additional crude oil from the Eagle Ford shale and the Mid-Continent. We expect to complete construction of the pipelines and approximately one million barrels of new crude oil storage capacity during the first quarter of 2013.

On April 16, 2012, we announced approval of an approximately $104.0 million expansion project to construct approximately 3.2 million barrels of new crude oil storage capacity near our Houston terminal. The project included the purchase of 95 acres of nearby land on which the new capacity is being constructed. We expect to spend approximately $50.0 million of the $104.0 million budgeted for this project in 2012 and to complete construction of all of the new crude oil storage capacity during the fourth quarter of 2013.

We anticipate funding these projects primarily with long-term borrowings from Oiltanking Finance B.V.

Revolving Line of Credit
We have in place a two-year $50.0 million credit agreement with Oiltanking Finance B.V. (the “Credit Agreement”) with a maturity date of June 30, 2013. From time to time upon our written request and in the sole determination of Oiltanking Finance B.V., the revolving credit commitment can be increased up to an additional $75.0 million, for a maximum revolving credit commitment of $125.0 million. Borrowings bear interest at LIBOR plus a margin of 2.00% and any unused portion of the revolving line of credit is subject to a commitment fee of 0.50% per annum. As of June 30, 2012, we had no outstanding borrowings under the Credit Agreement.

OTH Loan Agreement

On May 16, 2012, OTH entered into a ten-year $125.0 million unsecured loan agreement with Oiltanking Finance B.V. for the purpose of financing the purchase of property, plant and equipment, through which borrowings are available from May 15, 2012 through December 15, 2012 (the “Availability Period”), with a maturity date of December 15, 2022 (the “Maturity Date”). At the end of the Availability Period, any unused amounts under the Loan Agreement will be canceled. At June 30, 2012, we had $10.0 million of outstanding borrowings under the Loan Agreement, bearing interest at a weighted average rate of 3.97% per annum.

During the Availability Period, interest on borrowings outstanding under the Loan Agreement will be calculated on the basis of an annual interest rate determined by Oiltanking Finance B.V., which represents Oiltanking Finance B.V.’s cost of funds, plus a margin of 2.70% per annum. A commitment fee of 1.00% per annum will be calculated on the undrawn amount of the Loan Agreement and paid at the end of each month during the Availability Period. After the Availability Period and through the Maturity Date, interest will be calculated on the basis of the USD Swap Rate for ten years, plus a margin of 2.70% per annum.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2012	2011
Cash provided by (used in):
Operating activities	$35,966	$19,363
Investing activities	(28,362)	(15,161)
Financing activities	(19,566)	(10,095)

Operating Activities

Net cash flows provided by operating activities for the six months ended June 30, 2012 increased by $16.6 million, or 85.7%, to $36.0 million from $19.4 million for the six months ended June 30, 2011. The increase was primarily attributable to an increase in storage service fee revenues, throughput fee revenues and ancillary service fee revenues and lower SG&A expenses, partially offset by increased operating expenses.

Investing Activities

Net cash flows used in investing activities for the six months ended June 30, 2012 increased by $13.2 million, or 87.1%, to $28.4 million from $15.2 million for the six months ended June 30, 2011. The increase is primarily attributable to an increase in capital expenditures of $29.9 million, partially offset by an increase of $16.8 million in the collections, net of issuance, of notes receivable from Oiltanking Finance B.V.

Cash paid for capital expenditures were as follows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2012	2011

Maintenance capital expenditures	$1,152	$1,848
Expansion expenditures	41,010	10,400
Total capital expenditures	$42,162	$12,248

Maintenance capital expenditures are those capital expenditures required to maintain our long-term operating capacity. Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity over the long-term. During the six months ended June 30, 2012, we spent $41.0 million of expansion capital primarily for the continuing construction of the new storage capacity at our Houston terminal and associated crude oil pipeline infrastructure investments. During the six months ended June 30, 2011, we spent $10.4 million of expansion capital primarily related to construction of a barge dock at our Beaumont terminal and additional storage capacity at our Houston terminal.

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

We believe that we have sufficient liquid assets, cash flow from operations and borrowing capacity under our Loan Agreement and Credit Agreement to meet our financial commitments, debt service obligations and anticipated capital expenditures. We are, however, subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely have an adverse effect on our borrowing capacity.

Financing Activities

Net cash flows used in financing activities for the six months ended June 30, 2012 increased by $9.5 million, or 93.8%, to $19.6 million from $10.1 million for the six months ended June 30, 2011. The following were the principal factors resulting in the increase in net cash flows used in financing activities:

•
During the six months ended June 30, 2012, we paid $27.4 million of cash distributions to our limited partners and general partner and $0.2 million of cash distributions to OTA and its affiliates, which had been declared, but not paid, in connection with our IPO in 2011 and was included in accounts payable, affiliates, at December 31, 2011. During the six months ended June 30, 2011, we paid $2.0 million of cash distributions to OTA and its affiliates, which had been declared in 2010, and was included in accounts payable, affiliates, at December 31, 2010.

•	During the six months ended June 30, 2012 and 2011, we repaid $1.3 million and $6.3 million of notes payable to an affiliate, respectively.

•
During the six months ended June 30, 2012, we borrowed $10.0 million under our Loan Agreement (see Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements) to finance expansion projects. In connection with our entry into the Loan Agreement, we paid an arrangement fee of $0.8 million to Oiltanking Finance B.V.

•	During the six months ended June 30, 2011, we incurred $1.8 million of costs associated with our IPO.

Other Considerations

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2012 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$29,550	$2,500	$5,000	$5,000	$17,050
Interest payments (1)	10,777	2,338	2,978	2,254	3,207
Operating lease obligations (2)	—	—	—	—	—
Total contractual cash obligations	$40,327	$4,838	$7,978	$7,254	$20,257
___________

(1)
Interest payments include amounts due on our currently outstanding notes payable to an affiliate, and Loan Agreement, and commitment fees due on our Credit Facility and Loan Agreement. The interest amount calculated on the Loan Agreement is based on the assumption that the amount outstanding and the interest rate charged both remain at their current levels.

(2)	During the second quarter of 2012, our operating lease obligations for a land lease agreement covering approximately 63 acres terminated upon our acquisition of that land for our expansion projects.

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
At June 30, 2012, we had $10.0 million of outstanding borrowings under the Loan Agreement, bearing interest at variable rates. Because such amounts were borrowed on June 29, 2012, and had only been outstanding for one day as of June 30, 2012, a hypothetical 1% increase in the interest rate charged by Oiltanking Finance B.V. would have had an insignificant impact on interest expense for the three and six months ended June 30, 2012. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any risk management contracts.

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

10.1
Loan Agreement by and between Oiltanking Houston, L.P. as Borrower and Oiltanking Finance B.V. as Lender, dated as of May 16, 2012, but effective as of May 11, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35230) filed on May 21, 2012).

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

		By:	OILTANKING PARTNERS, L.P. (Registrant)

		By:	OTLP GP, LLC, as General Partner

Date:	August 8, 2012	By:	/s/ Carlin G. Conner
Carlin G. Conner President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	August 8, 2012	By:	/s/ Kenneth F. Owen
Kenneth F. Owen Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Oiltanking Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-173199) filed on March 31, 2011).
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

10.1
Loan Agreement by and between Oiltanking Houston, L.P. as Borrower and Oiltanking Finance B.V. as Lender, dated as of May 16, 2012, but effective as of May 11, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35230) filed on May 21, 2012).

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