Form 10-Q
period 2012-09-30
Oiltanking Partners, L.P.
filed 2012-11-08
CIK 1516007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Yes ☐ No ☑
As of November 5, 2012, there were 19,449,901 common units and 19,449,901 subordinated units outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)
(Unaudited)

	September 30, 2012	December 31, 2011
Assets:
Current assets:
Cash and cash equivalents	$6,149	$23,836
Receivables:
Trade	7,710	5,613
Affiliates	2,258	3,751
Other	145	261
Note receivable, affiliate	—	15,300
Prepaid expenses and other	1,816	1,352
Total current assets	18,078	50,113
Property, plant and equipment, net	361,943	271,644
Other assets, net	903	278
Total assets	$380,924	$322,035
Liabilities and partners’ capital:
Current liabilities:
Accounts payable and accrued expenses	$37,525	$13,582
Current maturities of long-term debt, affiliate	2,500	2,500
Accounts payable, affiliates	163	3,681
Federal income taxes due to parent	1,210	1,210
Total current liabilities	41,398	20,973
Long-term debt, affiliate, less current maturities	51,250	18,300
Deferred revenue	2,640	2,915
Total liabilities	95,288	42,188
Commitments and contingencies (Note 14)
Partners’ capital:
Common units (19,449,901 units issued and outstanding at September 30, 2012 and December 31, 2011)	248,039	245,314
Subordinated units (19,449,901 units issued and outstanding at September 30, 2012 and December 31, 2011)	36,217	33,492
General partner’s interest	1,380	1,041
Total partners’ capital	285,636	279,847
Total liabilities and partners’ capital	$380,924	$322,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	$33,327	$28,867	$101,436	$88,476
Costs and expenses:
Operating	8,993	6,907	26,639	23,542
Selling, general and administrative	4,824	3,907	14,015	13,258
Depreciation and amortization	4,039	3,843	12,073	11,795
Loss on disposal of fixed assets	—	—	13	544
Gain on property casualty indemnification	—	(681)	—	(928)
Total costs and expenses	17,856	13,976	52,740	48,211
Operating income	15,471	14,891	48,696	40,265
Other income (expense):
Interest expense	(487)	(614)	(1,094)	(5,202)
Loss on early extinguishment of debt	—	(6,382)	—	(6,382)
Interest income	2	7	31	31
Other income	1	290	74	431
Total other expense, net	(484)	(6,699)	(989)	(11,122)
Income before income tax (expense) benefit	14,987	8,192	47,707	29,143
Income tax (expense) benefit	(80)	27,118	(240)	21,403
Net income	$14,907	$35,310	$47,467	$50,546

Allocation of 2011 net income for earnings per unit calculation:
Net income		$35,310		$50,546
Net income prior to initial public offering on July 19, 2011		(23,355)		(38,591)
Net income subsequent to initial public offering on July 19, 2011		$11,955		$11,955

Allocation of net income to partners: (1)
Net income allocated to general partner	$297	$239	$1,173	$239
Net income allocated to common unitholders	$7,305	$5,858	$23,147	$5,858
Net income allocated to subordinated unitholders	$7,305	$5,858	$23,147	$5,858

Earnings per limited partner unit: (1)
Common unit (basic and diluted)	$0.38	$0.30	$1.19	$0.30
Subordinated unit (basic and diluted)	$0.38	$0.30	$1.19	$0.30

Weighted average number of limited partner units outstanding:
Common units (basic and diluted)	19,450	19,450	19,450	19,450
Subordinated units (basic and diluted)	19,450	19,450	19,450	19,450
_______________________
(1) Amounts attributable to the 2011 periods are reflective of general and limited partner interest in net income subsequent to the closing of the Partnership’s initial public offering on July 19, 2011.
The accompanying notes are an integral part of these condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$14,907	$35,310	$47,467	$50,546
Postretirement benefit plan adjustment, net of $–, $–, $– and $33 tax benefit, respectively	—	—	—	(62)

Comprehensive income	$14,907	$35,310	$47,467	$50,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$47,467	$50,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,073	11,795
Deferred income tax benefit	—	(27,366)
Postretirement net periodic benefit cost	—	695
Unrealized gain on investment in mutual funds	—	(96)
Increase in cash surrender value of life insurance policies	—	(42)
Loss on disposal of fixed assets	13	544
Gain on property casualty indemnification	—	(928)
Amortization of deferred financing costs	118	36
Changes in assets and liabilities:
Trade and other receivables	(1,981)	(1,828)
Refundable income taxes	—	4,387
Prepaid expenses and other assets	(457)	415
Accounts receivable/payable, affiliates	(1,847)	(1,722)
Accounts payable and accrued expenses	2,380	(5,761)
Deferred compensation	—	453
Deferred revenue	(341)	134
Total adjustments from operating activities	9,958	(19,284)
Net cash provided by operating activities	57,425	31,262
Cash flows from investing activities:
Issuance of notes receivable, affiliate	(20,000)	(26,000)
Collections of notes receivable, affiliate	35,300	—
Payments for purchase of property, plant and equipment	(80,756)	(19,969)
Proceeds from sale of property, plant and equipment	—	14
Payment for disposal of assets	—	(544)
Proceeds from property casualty indemnification	—	1,298
Investment in life insurance policies	—	(1,378)
Proceeds from sale of mutual funds	—	1,378
Net cash used in investing activities	(65,456)	(45,201)
Cash flows from financing activities:
Borrowings under loan agreement, affiliate	35,000	—
Payments under notes payable, affiliate	(2,050)	(127,008)
Net proceeds from issuance of common units	—	228,163
Debt issuance costs	(750)	(250)
Contributions from partners	—	1
Distributions paid to partners	(41,856)	(81,895)
Net cash provided by (used in) financing activities	(9,656)	19,011
Net increase (decrease) in cash and cash equivalents	(17,687)	5,072
Cash and cash equivalents — Beginning of period	23,836	8,746
Cash and cash equivalents — End of period	$6,149	$13,818
The accompanying notes are an integral part of these condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
NINE MONTHS ENDED SEPTEMBER 30, 2012
(In thousands)
(Unaudited)

		Limited Partners’ Interests
	General Partner’s Interest	Common Units	Subordinated Units	Total

Balance — January 1, 2012	$1,041	$245,314	$33,492	$279,847
Net income	1,173	23,147	23,147	47,467
Cash distributions to partners	(834)	(20,422)	(20,422)	(41,678)
Balance — September 30, 2012	$1,380	$248,039	$36,217	$285,636

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

On July 19, 2011, we completed our initial public offering (“IPO”) of 11,500,000 common units, including 1,500,000 common units issued in connection with the underwriters’ exercise of their over-allotment option, at a price of $21.50 per unit. Our common units are listed on the New York Stock Exchange under the symbol “OILT.” Through July 18, 2011, OTH and OTB were wholly owned subsidiaries of OTA. OTA and its affiliates contributed all of their equity interests in OTH and OTB to us on July 19, 2011, and in exchange, we issued an aggregate of 7,949,901 common units and 19,449,901 subordinated units to OTA and its affiliates and incentive distribution rights to our general partner. At September 30, 2012, OTA owned our general partner, 7,949,901 common units and 19,449,901 subordinated units.

At September 30, 2012, we had outstanding (i) 19,449,901 common units and 19,449,901 subordinated units representing limited partner interests, (ii) a 2.0% general partner interest and (iii) incentive distribution rights. Common units held by public security holders represent 29.6% of all of our outstanding limited partner interests, and OTA and its affiliates hold 70.4% of all of our outstanding limited partner interests. The limited partners collectively hold a 98.0% limited partner interest in us. The general partner holds a 2.0% general partner interest in us.

Basis of Presentation
Because the contribution of OTH and OTB to OILT was a transaction among businesses under common control, the accounts of OTH and OTB have been reflected retroactively in our financial statements on a carryover basis. Therefore, for periods prior to our IPO, the accompanying condensed consolidated financial statements and related notes present the historical accounts of OTH and OTB. The accompanying condensed consolidated financial statements, to the extent they relate to periods prior to the IPO, may not necessarily be indicative of the actual results of operations that might have occurred if OILT had existed as a separate entity during those periods. In addition, the effects of the IPO, certain related asset and liability transfers, cash distributions and debt extinguishment transactions that occurred in June and July 2011 are reflected in the historical consolidated financial statements on the dates the transactions occurred.

Our results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of results expected for the full year of 2012. In the opinion of management, the accompanying condensed consolidated interim financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the results for the interim periods. The condensed consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. All significant intercompany transactions and balances have been eliminated in consolidation.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The preparation of our financial statements in conformity with GAAP requires management to use estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience and on various other assumptions and information we believe to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes. While we believe the estimates and assumptions used in the preparation of the condensed consolidated financial statements are appropriate, actual results could differ from those estimates.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date. Fair value measurements are derived using inputs and assumptions market participants would use in pricing an asset or liability, including assumptions about risk. GAAP establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This three-tier hierarchy classifies fair value amounts recognized or disclosed in the financial statements based on the observability of inputs used to estimate such fair values. The classification within the hierarchy of a financial asset or liability is determined based on the lowest level input that is significant to the fair value measurement. The hierarchy considers fair value amounts based on observable inputs (Levels 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3).  At each balance sheet reporting date, we categorize our financial assets and liabilities using this hierarchy.
We believe our valuation methods are appropriate and consistent with the values that would be determined by other market participants. However, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

2. RELATED PARTY TRANSACTIONS

We have engaged in certain transactions with other OTA subsidiaries, as well as other companies related by common ownership. Ongoing transactions include our provision of storage and ancillary services to these affiliates. Prior to July 19, 2011, we also provided certain centralized administrative services including, among others, rental of administrative and operations office facilities, human resources, information technology, engineering, environmental and regulatory, treasury and certain financial services. Amounts we earned for storage and ancillary services are classified as revenues. Amounts associated with the other administrative services discussed above are classified as a reduction of selling, general and administrative expense. Effective July 19, 2011, OTA began providing these administrative services to us and other OTA affiliates.

Total revenues earned for related party services were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Storage and ancillary service fees	$745	$754	$2,340	$2,277
Other revenues	—	179	13	1,683
Total related party revenues	$745	$933	$2,353	$3,960

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prior to our IPO, we paid fees directly to Oiltanking GmbH for various general and administrative services, which included, among others, risk management, environmental compliance, legal consulting, information technology, engineering, centralized cash management and certain treasury and financial services. Oiltanking GmbH allocated these costs to us using several factors, such as our tank capacity and total volumes handled. In management’s estimation, the costs charged for these services approximate the amounts that would have been incurred for similar services purchased from third parties or provided by our own employees. Subsequent to our IPO, these services are provided pursuant to the Services Agreement discussed below.

Effective June 1, 2011, in anticipation of our IPO, all of our former employees were transferred to OTA. Effective July 19, 2011, certain operating and selling, general and administrative services necessary to operate our business are provided by OTA pursuant to the Services Agreement. These charges are included in operating and selling, general and administrative expenses in the table below.

At September 30, 2012 and December 31, 2011, total related party accounts receivable were $2.3 million and $3.8 million, respectively. Total related party accounts payable were $0.2 million and $3.7 million at September 30, 2012 and December 31, 2011, respectively. Additionally, we had $3.9 million and $2.0 million within accounts payable and accrued expenses at September 30, 2012 and December 31, 2011, respectively, associated with related party administrative fees (see Note 4).

Long-term debt payable to Oiltanking Finance B.V., including both current and long-term portions, at September 30, 2012 and December 31, 2011, was $53.8 million and $20.8 million, respectively. See Note 7 for further details of our debt and credit agreements. Oiltanking Finance B.V. is a wholly owned finance company of Oiltanking GmbH that serves as the global bank for the Oiltanking Group’s terminal holdings, including us, and arranges loans and notes at market rates and terms for approved terminal construction projects.

At September 30, 2012 and December 31, 2011, total interest and commitment fees payable to Oiltanking Finance B.V. under term loans and credit financing arrangements of $0.4 million and $0.3 million, respectively, were included in accounts payable and accrued expenses (see Note 4).

From time to time, we invest cash with Oiltanking Finance B.V. in short-term notes receivable at then-prevailing market rates. At December 31, 2011, we had short-term notes receivable of $15.3 million from Oiltanking Finance B.V., bearing a weighted-average interest rate of 0.51%. At September 30, 2012, we had no short-term notes receivable outstanding.

The following table summarizes related party operating expenses, selling, general and administrative expenses, interest expense and interest income reflected in the condensed consolidated statements of income for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Operating	$3,469	$1,943	$9,495	$2,242
Selling, general and administrative (1)	3,948	3,146	11,874	5,856
Interest expense (net of amounts capitalized)	480	607	1,075	5,183
Loss on early extinguishment of debt	—	6,382	—	6,382
Interest income	2	7	31	31
____________

(1)
We incurred $3.7 million and $2.7 million of selling, general and administrative expenses under the Services Agreement during the three months ended September 30, 2012 and during the period from July 19, 2011 through September 30, 2011, respectively. During the nine months ended September 30, 2012 and during the period from July 19, 2011 through September 30, 2011, we incurred $11.1 million and $2.7 million, respectively, of selling, general and administrative expenses under the Services Agreement. The three month periods ended September 30, 2012 and 2011 also include $0.3 million and $0.2 million, respectively, of costs from OTA related to ongoing

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

maintenance costs for an invoicing and inventory computer system that are reimbursable under the Services Agreement but not included in the annual fixed fee of $14.9 million. The nine month periods ended September 30, 2012 and 2011 include $0.8 million and $0.8 million, respectively, of costs from OTA related to such system.

OTH was included in the consolidated OTA federal tax returns for periods prior to our IPO, and as a result is required to reimburse OTA for the excess of tax liabilities computed on a separate return basis over taxes paid or is entitled to the excess of taxes paid over its tax liabilities computed on a separate return basis. At each of September 30, 2012 and December 31, 2011, we had recorded payables of $1.2 million for federal income taxes due to our parent.

Transactions with a Certain Director

One of the directors of our general partner, David L. Griffis, is employed by and a shareholder of the law firm of Crain, Caton & James, P.C., a firm that provides legal counsel for OTA and its affiliates. Fees for legal services paid to Crain, Caton & James, P.C. totaled $0.9 million and $0.7 million for the nine months ended September 30, 2012 and 2011, respectively.

Services Agreement

On July 19, 2011, in connection with our IPO, we entered into a services agreement (the “Services Agreement”) with our general partner and Oiltanking North America, LLC (“OTNA”), a subsidiary of OTA, and subsequently amended the Services Agreement in December 2011, pursuant to which OTNA agreed to provide us certain specified selling, general and administrative services necessary to manage our business for an annual fixed fee of $14.9 million, payable in equal monthly installments. We also agreed to reimburse OTNA for all operating expenses and all expenses it incurs as a result of our becoming a publicly traded partnership, including all operating expenses it incurs with respect to insurance coverage for our business, with such reimbursement obligations not subject to any cap.
The initial term of the Services Agreement is ten years, and it will automatically renew for additional twelve-month periods following the expiration of the initial term unless and until either we or OTNA provides 180 days written notice of our or OTNA’s intention to terminate the agreement. During the initial term or any renewal term, the annual fee related to selling, general and administrative expenses will be adjusted as necessary each year to account for inflation as measured by the consumer price index. In addition, with the approval of the Conflicts Committee of the board of directors of our general partner, the annual fee may be adjusted to account for growth in our business or asset base.
3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2012	2011

Land	$20,153	$9,125
Production and terminal facilities	456,044	432,419
Rights-of-way	30	30
Construction in progress	84,136	16,506
Total property, plant and equipment	560,363	458,080
Less: accumulated depreciation	(198,420)	(186,436)
Total property, plant and equipment, net	$361,943	$271,644

Depreciation expense was $4.0 million and $3.8 million for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, depreciation expense was $12.1 million and $11.8 million, respectively.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest costs capitalized as part of the costs of construction in progress were $0.5 million and $0.3 million during the three months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012 and 2011, interest costs of $1.0 million and $0.4 million, respectively, were capitalized as part of the costs of construction in progress.

During the nine months ended September 30, 2011, we collected and recognized a gain of $0.2 million from insurance recoveries resulting from property damages which occurred in 2008 at a dock at our Beaumont terminal. During the nine months ended September 30, 2011, we also collected and recognized a gain of $0.7 million under an insurance contract related to damages sustained during a hurricane in 2008.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2012	2011

Accounts payable, trade	$25,668	$3,060
Accrued compensation	486	1,253
Accrued property taxes	4,081	5,078
Accrued sales and other taxes	597	271
Related party interest and commitment fees payable	447	288
Related party administrative fees payable	3,916	2,004
Deferred revenue	735	801
Other	1,595	827
Total accounts payable and accrued expenses	$37,525	$13,582

5. DEFERRED REVENUE
During 2007, we entered into a modification of a lease as a lessor and received a one-time upfront rental payment of $2.5 million, which is being amortized on a straight-line basis over the term of the lease, approximately sixteen years. At September 30, 2012 and December 31, 2011, deferred revenue related to this upfront rental payment was $1.7 million and $1.7 million, respectively, of which $0.2 million at each date was current and included in accounts payable and accrued expenses.
During 2010, we entered into a modification of a revenue agreement and received a one-time payment of $2.0 million, which is being amortized on a straight-line basis over the remaining term of the agreement, approximately nine years. At September 30, 2012 and December 31, 2011, deferred revenue related to this one-time payment was $1.4 million and $1.6 million, respectively, of which $0.2 million at each date was current and included in accounts payable and accrued expenses.
At December 31, 2011, we had $0.4 million of current deferred revenue related to an advance payment received from a customer, and such amount was included in accounts payable and accrued expenses. During the first quarter of 2012, we completed the construction of pipeline-related assets for the customer, and recognized the deferred revenue of $0.4 million related to the project.

At September 30, 2012, we had $0.3 million of current deferred revenue, included in accounts payable and accrued expenses, related to a $0.8 million advance billing to a customer in June 2012 that is being recognized during the remainder of 2012.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. INCOME TAXES

For periods prior to our IPO, no provision for U.S. federal income taxes has been made in our condensed consolidated financial statements related to the operations of OTB, as OTB had been treated as a partnership not subject to federal income tax and the tax effects of OTB’s operations were included in the consolidated federal income tax return of OTA. OTH also was included in the consolidated federal income tax return of OTA, but OTH historically had elected to be taxed as a corporation, and income tax expense included provisions calculated as if OTH had filed a separate tax return utilizing a statutory rate of 35%. Deferred income taxes resulted from temporary differences between the income tax basis of the assets and liabilities and the amounts reported in OTH’s financial statements.

In July 2011, OTH elected to be treated as a disregarded entity for U.S. federal income tax purposes. Upon the change in tax status of OTH, we recognized a non-recurring income tax benefit of $27.3 million related to the elimination all of our deferred tax accounts, which is included in our condensed consolidated statements of income for the three and nine month periods ended September 30, 2011.

Due to our status as a partnership, we and our subsidiaries, including OTH and OTB, are not subject to U.S. federal or state income taxes, with the exception of the Texas margin tax.

Total income tax expense differed from the amounts computed by applying the tax rate to income before income tax expense as a result of the following for the periods indicated (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2011	2011

Income before income tax expense	$8,192	$29,143
U.S. federal corporate statutory rate	35%	35%
Expected income tax expense	(2,867)	(10,200)
OTB, OTH and OILT income not subject to income tax	2,818	4,482
Elimination of deferred tax account balances	27,258	27,258
Texas margin tax, net of federal income tax benefit	(91)	(137)
Total income tax benefit	$27,118	$21,403

During the three and nine months ended September 30, 2012, we recorded $0.1 million and $0.2 million, respectively, of income tax expense related to the Texas margin tax.

7. DEBT

Long-term debt, affiliate, consists of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2012	2011

6.78% Note due 2019	$6,750	$7,200
7.45% Note due 2019	5,600	6,400
7.02% Note due 2020	6,400	7,200
OTH Loan Agreement, due 2022	35,000	—
Total debt	53,750	20,800
Less current portion	(2,500)	(2,500)
Total long-term debt, affiliate	$51,250	$18,300

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OTB Notes
Two of the outstanding Notes with Oiltanking Finance B.V. contain loan covenants requiring OTB to maintain certain debt, leverage and equity ratios and prohibiting OTB from pledging its assets to third parties or incurring any indebtedness other than from Oiltanking Finance B.V. without its consent. At September 30, 2012 and December 31, 2011, no assets had been pledged to third parties. The loan covenants in these agreements require OTB to maintain certain Financial Parameters (as such term is defined in the debt agreements), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are defined in the debt agreements). At September 30, 2012, OTB’s ratio of Stockholders’ Equity to non-current assets, the ratio of EBITDA to Total Debt Service and the ratio of Net Financial Indebtedness to EBITDA (as such terms are defined in the debt agreements) was 88.0%, 7.4 and 0.58, respectively. At September 30, 2012 and December 31, 2011, OTB was in compliance with all covenants under the respective debt agreements.

OILT Credit Agreement
On June 15, 2011, OILT entered into a two-year $50.0 million unsecured revolving line of credit agreement with Oiltanking Finance B.V., which was amended by Addendum No. 1, dated June 22, 2011 (as amended, the “Credit Agreement”). From time to time upon OILT’s written request and in the sole determination of Oiltanking Finance B.V., the revolving credit commitment can be increased up to an additional $75.0 million, for a maximum revolving credit commitment of $125.0 million. Borrowings bear interest at LIBOR plus a margin of 2.00% and any unused portion of the revolving line of credit is subject to a commitment fee of 0.50% per annum. The maturity date of the Credit Agreement is June 30, 2013. As of September 30, 2012 and December 31, 2011, OILT had no outstanding borrowings under the Credit Agreement.

The Credit Agreement requires OILT to maintain, on a calendar year basis, certain Financial Parameters (as such term is defined in the Credit Agreement), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are defined in the Credit Agreement). At September 30, 2012, OILT’s ratio of Stockholders’ Equity to non-current assets, the ratio of EBITDA to Total Debt Service and the ratio of Net Financial Indebtedness to EBITDA (as such terms are defined in the Credit Agreement) was 79.0%, 17.1 and 0.62, respectively. At September 30, 2012 and December 31, 2011, OILT was in compliance with all covenants contained in the Credit Agreement.

On November 7, 2012, OILT entered into Addendum No. 2 to the Credit Agreement with Oiltanking Finance B.V. to increase the amount of the revolving credit commitment to $150.0 million (the “Amendment”). From time to time upon OILT’s written request and in the sole determination of Oiltanking Finance B.V., the revolving credit commitment can be increased up to an additional $75.0 million, for a maximum revolving credit commitment of $225.0 million. Borrowings bear interest at LIBOR plus a margin ranging from 1.65% to 2.50% depending upon a leverage based grid and any unused portion of the revolving line of credit is subject to a commitment fee of 0.35% per annum. OILT will pay an arrangement fee of $0.5 million to Oiltanking Finance B.V. in connection with the Amendment, which will be deferred and amortized over the life of the Credit Agreement. The maturity date of the amended Credit Agreement is November 30, 2017. The Financial Parameters remain the same as they existed prior to the Amendment.

OTH Loan Agreement

On May 16, 2012, OTH entered into a ten-year $125.0 million unsecured loan agreement with Oiltanking Finance B.V. (the “Loan Agreement”) for the purpose of financing the purchase of property, plant and equipment, through which borrowings are available from May 15, 2012 through December 15, 2012 (the “Availability Period”), with a maturity date of December 15, 2022 (the “Maturity Date”). At the end of the Availability Period, any unused amounts under the Loan Agreement will be canceled. At September 30, 2012, OTH had $35.0 million of outstanding borrowings under the Loan Agreement.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the Availability Period, interest on borrowings outstanding under the Loan Agreement are calculated on the basis of an annual interest rate determined by Oiltanking Finance B.V., which represents Oiltanking Finance B.V.’s cost of funds, plus a margin of 2.70% per annum. A commitment fee of 1.00% per annum is calculated on the undrawn amount of the Loan Agreement and paid at the end of each month during the Availability Period. After the Availability Period and through the Maturity Date, interest will be calculated on the basis of the USD Swap Rate for ten years, plus a margin of 2.70% per annum. OTH paid an arrangement fee of $0.8 million to Oiltanking Finance B.V. upon signing of the Loan Agreement, which was deferred and is being amortized over the life of the Loan Agreement. At September 30, 2012, the weighted average interest rate under the Loan Agreement was 3.61% per annum.

The Loan Agreement requires OTH to maintain certain Financial Parameters (as such term is defined in the Loan Agreement), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater, and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are described in the Loan Agreement). The Loan Agreement also contains covenants restricting the ability of OTH to take certain actions without the consent of Oiltanking Finance B.V., including (i) incurring additional indebtedness, (ii) pledging its assets, or (iii) amending its organizational documents. The Loan Agreement contains customary borrowing conditions and events of default, including events of default triggered by (i) OTH failing to satisfy the Financial Parameters and other covenants described in this paragraph after more than 30 days notice, (ii) OTH failing to repay borrowings under the Loan Agreement when they become due, and (iii) OTH ceasing to be controlled by Oiltanking GmbH. At September 30, 2012, OTH’s ratio of Stockholders’ Equity to non-current assets, the ratio of EBITDA to Total Debt Service and the ratio of Net Financial Indebtedness to EBITDA (as such terms are defined in the Loan Agreement) was 76.0%, 35.3 and 0.60, respectively. At September 30, 2012, OTH was in compliance with all covenants contained in the Loan Agreement.

In October 2012, OTH agreed to fix the interest rate applicable to borrowings under the Loan Agreement after the Availability Period at 4.55% per annum (calculated as the USD Swap Rate for ten years as of the date of determination of 1.85% plus a margin of 2.70%). In connection therewith, OTH intends to have drawn the full available amount under the Loan Agreement of $125.0 million at or before the end of the Availability Period, which borrowings will mature on December 15, 2022.

8. PARTNERS’ CAPITAL AND DISTRIBUTIONS
Outstanding Units
At September 30, 2012 and December 31, 2011, we had outstanding 19,449,901 common units and 19,449,901 subordinated units representing limited partner interests.

Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, beginning with the quarter ended September 30, 2011, we distribute all of our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date.

The following table details the distributions paid during or pertaining to the nine months ended September 30, 2012 (in thousands, except per unit amounts):

		Common and	General		Distributions
		Subordinated	Partner		per limited
Date Declared	Date Paid or To Be Paid	Units	2%	Total	partner unit

January 23, 2012	February 14, 2012	$13,226	$270	$13,496	$0.34
April 23, 2012	May 14, 2012	13,614	278	13,892	0.35
July 19, 2012	August 14, 2012	14,004	286	14,290	0.36
October 18, 2012	November 14, 2012 (1)	14,588	298	14,886	0.375
___________

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Payable to unitholders of record at the close of business on November 2, 2012, for the period July 1, 2012 through September 30, 2012.

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

Our general partner, as the initial holder of all of our incentive distribution rights, has the right, at any time when there are no subordinated units outstanding and it has received incentive distributions at the highest level to which it is entitled (48.0%, in addition to distributions paid on its 2.0% general partner interest) for each of the prior four consecutive whole fiscal quarters, to reset the initial target distribution levels at higher levels based on our cash distributions at the time of the exercise of the reset election. If our general partner transfers all or a portion of the incentive distribution rights in the future, then the holder or holders of a majority of our incentive distribution rights will be entitled to exercise this right. The following assumes our general partner holds all of the incentive distribution rights at the time a reset election is made. Following a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on the same percentage increases above the reset minimum quarterly distribution as the current target distribution levels.

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

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

9. EARNINGS PER LIMITED PARTNER UNIT

The following table sets forth the computation of basic and diluted earnings per limited partner unit for the periods indicated (amounts in thousands, except per unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$14,907	$35,310	$47,467	$50,546
Net income prior to IPO on July 19, 2011	—	(23,355)	—	(38,591)
Net income subsequent to IPO on July 19, 2011	14,907	11,955	47,467	11,955

Less: General partner’s incentive distribution earned (1)	—	—	226	—
Less: General partner’s 2.0% ownership interest	297	239	947	239
Net income allocated to limited partners	$14,610	$11,716	$46,294	$11,716

Numerator for basic and diluted earnings per limited partner unit:
Allocation of net income among limited partner interests:
Net income allocable to common units	$7,305	$5,858	$23,147	$5,858
Net income allocable to subordinated units	7,305	5,858	23,147	5,858
Net income allocated to limited partners	$14,610	$11,716	$46,294	$11,716

Denominator:
Basic and diluted weighted average number of limited partner units outstanding:
Common units	19,450	19,450	19,450	19,450
Subordinated units	19,450	19,450	19,450	19,450

Basic and diluted net income per limited partner unit:
Common units	$0.38	$0.30	$1.19	$0.30
Subordinated units	$0.38	$0.30	$1.19	$0.30
____________

(1)
Based on the amount of net income for the nine months ended September 30, 2012, our general partner was allocated income associated with its incentive distribution rights for this period. Undistributed earnings (net income in excess of distributions) or undistributed losses (distributions in excess of net income) are allocated to the general partner and limited partners based on their respective ownership interests. Cash payments made to our general partner and limited partners are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of earnings per unit.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. EMPLOYEE BENEFITS

401(K) Retirement Plan

We previously sponsored a retirement plan which is available to all employees who have six months of continuous service and covers all employees of OTA. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 and is qualified under Section 401(k) of the Internal Revenue Code. The contributions to the plan, as determined by management, are discretionary but may not exceed the maximum amount deductible under the applicable provisions of the Internal Revenue Code. Historically, we made contributions into the plan on behalf of all OTA subsidiaries and were then reimbursed by the related subsidiary. Our contributions to the retirement plan, net of amounts charged to other OTA entities, were $0 and $0.6 million for the three and nine months ended September 30, 2011, respectively. Effective June 1, 2011, in anticipation of the IPO, our former employees were transferred to OTA, and OTA became the sponsor of the 401(k) retirement plan. Subsequent to our entry into the Services Agreement (see Note 2), costs for the 401(k) retirement plan are included in the services billed to us by OTA pursuant to the Services Agreement.

Deferred Compensation Plan

Effective August 15, 1994, we adopted a special non-qualified deferred compensation plan for the purpose of providing deferred compensation to certain employees. The plan provides for elective salary deferrals by participants and discretionary contributions by us as defined by the plan. We recognized $0 and $0.1 million of accrued compensation to participants for the three and nine months ended September 30, 2011, respectively. Payments of accrued compensation totaled $0 and $0.2 million for the three and nine months ended September 30, 2011, respectively. Employee deferrals totaled $0 and $0.4 million for the three and nine months ended September 30, 2011, respectively. On June 1, 2011, in anticipation of our IPO, the deferred compensation plan obligations, related insurance policies and mutual funds, along with our former employees, were transferred to OTA. Subsequent to our entry into the Services Agreement (see Note 2), costs for the deferred compensation plan are included in the services billed to us by OTA pursuant to the Services Agreement.

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

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our net periodic benefit costs for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Service cost	$—	$—	$—	$447
Interest cost	—	—	—	190
Amortization of unrecognized amounts:
Prior service cost	—	—	—	47
Net actuarial loss	—	—	—	11
Net periodic benefit costs	$—	$—	$—	$695

12. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2012	2011

Cash paid for interest (net of capitalized interest) (1)	$791	$12,272
Cash taxes paid	—	1,366
Interest costs capitalized	958	371

Non-cash transactions:
Change in accounts payable related to capital expenditures	$21,629	$—
Distribution of certain land parcels and office building to OTA (2)	—	6,215
Distribution of certain accounts and notes receivable to OTA (2)	—	18,277
Cash distribution payable (3)	—	3,557
Transfer of postretirement plan obligation to OTA (including $1.7 million of accumulated other comprehensive loss) (2)	—	(8,824)
Transfer of deferred compensation plan obligations to OTA (2)	—	(4,124)
Transfer of deferred compensation plan assets to OTA (2)	—	4,010
Net deferred tax assets related to assets and liabilities transferred to OTA (2)	—	4,531
______________

(1)	2011 amount includes $6.4 million of fees incurred in connection with the repayment of indebtedness in connection with our IPO.

(2)
In connection with our IPO, OTH and OTB made non-cash distributions to OTA, consisting of certain land parcels, an office building and other property and equipment, certain accounts receivable and notes receivable, affiliate. In addition, the postretirement benefit and deferred compensation plans and obligations and certain assets to be used to fund the deferred compensation plan obligations were transferred to OTA. Related net deferred tax assets were also transferred to OTA.

(3)
At September 30, 2011, we had an accrued pre-IPO distribution to OTA of $3.6 million, which was reflected in accounts payable, affiliates. During the nine months ended September 30, 2011, we paid pre-IPO distributions to OTA of $81.9 million, consisting of: (i) $2.0 million, which had been declared during December 2010 and paid in January 2011, and was included in accounts payable, affiliates at December 31, 2010 and (ii) $79.9 million, which was paid to OTA in July 2011, $77.0 million of which was paid using proceeds from the public issuance of common units.

At December 31, 2011, we had an accrued distribution to OTA of $0.2 million, which was recorded in accounts payable, affiliates. The amount was paid to OTA in the first quarter of 2012.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. SEGMENT REPORTING

We derive our revenues from two operating segments — OTH and OTB. The two operating segments have been aggregated into one reportable business segment because they have similar long-term economic characteristics, types and classes of customers and provide similar services.

Revenues by service category are as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Storage service fees	$24,563	$22,329	$73,810	$66,880
Throughput fees	6,672	5,283	20,768	17,582
Ancillary service fees	2,092	1,255	6,858	4,014
Total revenues	$33,327	$28,867	$101,436	$88,476

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

Environmental Liabilities
We may experience releases of crude oil, petroleum products and fuels, liquid petroleum gas or other contaminants into the environment, or discover past releases that were previously unidentified. Although we maintain an inspection program designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to any such environmental releases from our assets may affect our business. As of September 30, 2012 and December 31, 2011, we have not identified any environmental obligations that would require accrual in our condensed consolidated financial statements.

Commitments
We have certain short-term purchase obligations and commitments for products and services, primarily related to construction on our expansion projects. At September 30, 2012, we have commitments of approximately $15.5 million for the purchase of property, plant and equipment.

Other
Our liquid storage and transport systems may experience damage as a result of an accident, natural disaster or terrorist activity. These hazards can cause personal injury and loss of life, severe damage to and destruction of property, and equipment, pollution or environmental damage and suspension of operations. We maintain insurance of various types we consider adequate to cover our operations and properties. The insurance covers our assets in amounts considered reasonable. The insurance policies are subject to deductibles we consider reasonable and not excessive. Our insurance does not cover every potential risk associated with operating our facilities, including the potential loss of significant revenues.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements.” Forward-looking statements provide our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. Forward-looking statements can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report and in our Annual Report and other filings with the U.S. Securities and Exchange Commission. Actual results may vary materially from such forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.

Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include but are not limited to: (i) changes in general economic conditions; (ii) competitive conditions in our industry; (iii) changes in the long-term supply and demand of crude oil, refined petroleum products and liquefied petroleum gas in the markets in which we operate; (iv) actions taken by our customers, competitors and third-party operators; (v) changes in the availability and cost of capital; (vi) operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control; (vii) the effects of existing and future laws and governmental regulations; and (viii) the effects of future litigation. These and other risks are described in this Quarterly Report and our Annual Report. In addition, we may be subject to unforeseen risks that may have a materially adverse effect on us. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. The forward-looking statements speak only as of the date made, and, other than as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

Overview of Business and Recent Developments

Oiltanking Partners, L.P. (“OILT”) is a Delaware limited partnership formed by Oiltanking Holding Americas, Inc. (“OTA”) on March 14, 2011 to engage in the storage, terminaling and transportation of crude oil, refined petroleum products and liquefied petroleum gas. OTA owns and controls OILT’s general partner, OTLP GP, LLC (our “general partner”). Through its wholly owned subsidiaries, Oiltanking Houston, L.P. (“OTH”) and Oiltanking Beaumont Partners, L.P. (“OTB”), OILT owns and operates storage and terminaling assets located along the Gulf Coast of the United States on the Houston, Texas Ship Channel and in Beaumont, Texas. We report in one reportable business segment.

OTA is a wholly owned subsidiary of Oiltanking GmbH. Oiltanking GmbH and its subsidiaries, other than OILT and its subsidiaries, are collectively referred to herein as the “Oiltanking Group.” As used in this document, the terms “we,” “us,” and “our” and similar terms refer to OILT and its subsidiaries unless the context indicates otherwise.

On July 19, 2011, we completed our initial public offering (“IPO”) of 11,500,000 common units, including 1,500,000 common units issued in connection with the underwriters’ exercise of their over-allotment option, at a price of $21.50 per unit. Through July 18, 2011, OTH and OTB were wholly owned subsidiaries of OTA. OTA and its affiliates contributed all of their equity interests in OTH and OTB to us on July 19, 2011, and in exchange, we issued an aggregate of 7,949,901 common units and 19,449,901 subordinated units to OTA and its affiliates and incentive distribution rights to our general partner. At September 30, 2012, OTA owned our general partner, 7,949,901 common units and 19,449,901 subordinated units.

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

We operate crude oil and refined petroleum products terminals on the Houston, Texas Ship Channel. At September 30, 2012, our Houston facility has an aggregate active storage capacity of approximately 12.1 million barrels and provides integrated terminaling services to a variety of customers, including major integrated oil companies, marketers, distributors and chemical companies.

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

Our Beaumont terminal serves as a regional hub for refined petroleum products for refineries located in the Gulf Coast region. At September 30, 2012, this facility has an aggregate active storage capacity of approximately 5.5 million barrels and provides integrated terminaling services to a variety of customers, including major integrated oil companies, distributors, marketers and chemical and petrochemical companies. During 2011, we also completed the construction of and placed into service a new barge dock at our Beaumont terminal.

Expansion Projects

On November 8, 2011, we announced that the board of directors of our general partner approved expansion projects of approximately $85.0 million to construct two new crude oil pipelines along the Houston Ship Channel and approximately one million barrels of additional crude oil storage capacity at our Houston terminal. During the first quarter of 2012, the board of directors approved an additional $11.0 million of spending to extend the pipeline expansion into a third-party terminal in Houston. This connection will enable our pipeline system and Houston terminal to receive additional crude oil from the Eagle Ford shale and the Mid-Continent. We expect to complete construction of the pipelines and new crude oil storage capacity in January 2013.

On April 16, 2012, we announced that the board of directors of our general partner approved an expansion project of approximately $104.0 million to construct approximately 3.2 million barrels of new crude oil storage capacity near our Houston terminal. The project included the purchase of 95 acres of nearby land on which the new capacity is being constructed. All of the storage capacity from this expansion project has been fully contracted at an average term of approximately 6.3 years. We expect to complete construction of the new crude oil storage capacity during the fourth quarter of 2013.

On September 4, 2012, we announced that the board of directors of our general partner approved an expansion project of approximately $70.0 million to construct approximately 3.3 million barrels of new crude oil storage capacity near our Houston terminal. We anticipate commencing construction by the beginning of the second quarter of 2013 when all relevant permits are in place. The additional storage capacity is expected to be placed into service during the third and fourth quarters of 2014.

Once complete, the system expansion projects will bring total active storage capacity to approximately 25.0 million barrels by the end of 2014. We anticipate funding the expansion projects primarily with long-term borrowings from Oiltanking Finance B.V.

Loan Agreement

On May 16, 2012, OTH entered into a ten-year $125.0 million unsecured loan agreement with Oiltanking Finance B.V. (the “Loan Agreement”) for the purpose of financing the purchase of property, plant and equipment, through which borrowings are available from May 15, 2012 through December 15, 2012 (the “Availability Period”), with a maturity date of December 15, 2022. At the end of the Availability Period, any unused amounts under the Loan Agreement will be canceled. At September 30, 2012, OTH had $35.0 million of outstanding borrowings under the Loan Agreement. See Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

In October 2012, OTH agreed to fix the interest rate applicable to borrowings under the Loan Agreement after the Availability Period at 4.55% per annum (calculated as the USD Swap Rate for ten years as of the date of determination of 1.85% plus a margin of 2.70%). In connection therewith, OTH intends to have drawn the full available amount under the Loan Agreement of $125.0 million at or before the end of the Availability Period, which borrowings will mature on December 15, 2022.

Management Changes

On November 6, 2012, we announced that Anne-Marie Ainsworth had been selected to serve as President and Chief Executive Officer of our general partner, effective as of November 26, 2012. Ms. Ainsworth will also serve as a member of the board of directors of our general partner, as of November 26, 2012. Ms. Ainsworth will replace our general partner’s outgoing President and Chief Executive Officer, Carlin Conner, who has assumed the role of Managing Director of Oiltanking GmbH and joined the Executive Board of Marquard & Bahls AG. Mr. Conner will continue to serve as Chairman of the board of directors of our general partner.

On September 1, 2012, Brian C. Brantley was appointed by the board of directors of our general partner to serve as Vice President, General Counsel and Secretary.

Distribution Declaration

On October 18, 2012, the board of directors of our general partner declared a cash distribution to our unitholders of $0.375 per unit and a corresponding distribution on our general partner’s interest, payable on November 14, 2012 to unitholders of record at the close of business on November 2, 2012.

Amendment to the Credit Agreement

On November 7, 2012, OILT entered into Addendum No. 2 to the Credit Agreement with Oiltanking Finance B.V. (as amended, the “Credit Agreement”) to increase the amount of the revolving credit commitment to $150.0 million (the “Amendment”). From time to time upon OILT’s written request and in the sole determination of Oiltanking Finance B.V., the revolving credit commitment can be increased up to an additional $75.0 million, for a maximum revolving credit commitment of $225.0 million. Borrowings bear interest at LIBOR plus a margin ranging from 1.65% to 2.50% depending upon a leverage based grid and any unused portion of the revolving line of credit is subject to a commitment fee of 0.35% per annum. OILT will pay an arrangement fee of $0.5 million to Oiltanking Finance B.V. in connection with the Amendment, which will be deferred and amortized over the life of the Credit Agreement. The maturity date of the amended Credit Agreement is November 30, 2017. The Financial Parameters (as such term is defined in the Amendment) remain the same as they existed prior to the Amendment.

Results of Operations
Our operating results were as follows for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	$33,327	$28,867	$101,436	$88,476
Costs and expenses:
Operating	8,993	6,907	26,639	23,542
Selling, general and administrative	4,824	3,907	14,015	13,258
Depreciation and amortization	4,039	3,843	12,073	11,795
Loss on disposal of fixed assets	—	—	13	544
Gain on property casualty indemnification	—	(681)	—	(928)
Total costs and expenses	17,856	13,976	52,740	48,211
Operating income	15,471	14,891	48,696	40,265
Other income (expense):
Interest expense	(487)	(614)	(1,094)	(5,202)
Loss on early extinguishment of debt	—	(6,382)	—	(6,382)
Interest income	2	7	31	31
Other income	1	290	74	431
Total other expense, net	(484)	(6,699)	(989)	(11,122)
Income before income tax (expense) benefit	14,987	8,192	47,707	29,143
Income tax (expense) benefit	(80)	27,118	(240)	21,403
Net income	$14,907	$35,310	$47,467	$50,546

Earnings per common unit – basic and diluted (1)	$0.38	$0.30	$1.19	$0.30
Earnings per subordinated unit – basic and diluted (1)	$0.38	$0.30	$1.19	$0.30
______________

(1)	Amounts attributable to the 2011 periods are reflective of general and limited partner interest in net income subsequent to the closing of our IPO on July 19, 2011.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) before net interest expense, income tax (expense) benefit and depreciation and amortization expense, as further adjusted to exclude certain other non-cash and non-recurring items, such as gains and losses on disposal of fixed assets, property casualty indemnification and early extinguishment of debt. Adjusted EBITDA is not a presentation made in accordance with U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA is a non-GAAP supplemental financial performance measure that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess: (i) our financial performance as compared to other publicly traded partnerships in the midstream energy industry, without regard to historical cost basis or financing methods, (ii) the viability of proposed projects and acquisitions and (iii) the overall rates of return on investment in various opportunities. Accordingly, we believe the presentation of Adjusted EBITDA provides useful information to investors in assessing our results of operations.

The GAAP measure most directly comparable to Adjusted EBITDA is net income. Our non-GAAP financial measure of Adjusted EBITDA should not be considered as an alternative to GAAP measures, such as net income, operating income, cash flow from operating activities or any other GAAP measure of financial performance. Adjusted EBITDA has important limitations as an analytical tool because it excludes some but not all items affecting net income. You should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under

GAAP. Because Adjusted EBITDA may be defined differently by other companies in our industry, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

The following table presents a reconciliation of Adjusted EBITDA from net income, the most directly comparable GAAP financial measure, for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Reconciliation of Adjusted EBITDA from net income:
Net income	$14,907	$35,310	$47,467	$50,546
Depreciation and amortization	4,039	3,843	12,073	11,795
Income tax expense (benefit)	80	(27,118)	240	(21,403)
Interest expense, net	485	607	1,063	5,171
Loss on early extinguishment of debt	—	6,382	—	6,382
Loss on disposal of fixed assets	—	—	13	544
Gain on property casualty indemnification	—	(681)	—	(928)
Other income	(1)	(290)	(74)	(431)
Adjusted EBITDA	$19,510	$18,053	$60,782	$51,676

Operating Data

The following table presents operating data for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Storage capacity, end of period (mmbbls) (1)	17.7	16.7	17.7	16.7
Storage capacity, average (mmbbls)	17.7	16.7	17.6	16.7
Terminal throughput (mbpd) (2)	787.0	762.3	821.9	793.1
Vessels per period	229	205	679	614
Barges per period	793	587	2,346	1,878
Trucks per period (3)	2,613	1,371	7,981	1,704
Rail cars per period (4)	1,701	—	6,589	—
_______________________

(1)	Represents million barrels (“mmbbls”).

(2)	Represents thousands of barrels per day (“mbpd”).

(3)	Beginning in June 2011, one of our customers began unloading product by truck.

(4)	Beginning in November 2011, one of our customers began unloading product by rail car.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Adjusted EBITDA. Adjusted EBITDA for the three months ended September 30, 2012 increased by $1.5 million, or 8.1%, to $19.5 million from $18.1 million for the three months ended September 30, 2011. The increase in Adjusted EBITDA was primarily attributable to increased revenues of $4.5 million, partially offset by increased operating expenses of $2.1 million and increased selling, general and administrative expenses of $0.9 million.

Revenues. Revenues for the three months ended September 30, 2012 increased by $4.5 million, or 15.5%, to $33.3 million from $28.9 million for the three months ended September 30, 2011. The increase in revenues was primarily attributable to additional revenues from the new crude storage capacity placed into service in December 2011 and in April 2012 and to an escalation in storage fees, resulting in an increase in storage revenues of $2.2 million, higher throughput fee revenue of $1.4 million, primarily attributable to increased liquefied petroleum gas exports during the 2012 period, and an increase in ancillary services fee revenue of $0.8 million.

Operating Expenses. Operating expenses for the three months ended September 30, 2012 increased by $2.1 million, or 30.2%, to $9.0 million from $6.9 million for the three months ended September 30, 2011. The increase in operating expenses was primarily due to an increase of $1.1 million in property taxes resulting partially from increased property values in the 2012 period and a refund of property taxes in the the 2011 period, an increase of $1.0 million in employee-related costs due to increases in benefit costs and higher operational labor in the 2012 period and an increase of $0.6 million in legal, engineering and permitting and licensing fees. These increases in operating expenses were partially offset by a decrease of $0.3 million in power and fuel costs due to re-negotiated power rates at lower rates and a decrease of $0.2 million in rental expense due to the purchase of previously leased land for our expansion projects.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A expenses”) for the three months ended September 30, 2012 increased by $0.9 million, or 23.5%, to $4.8 million from $3.9 million for the three months ended September 30, 2011. The increase in SG&A expenses in the 2012 period was primarily due to additional costs of operating as a publicly traded partnership, which were incurred for the full three months ended September 30, 2012 compared to only a portion of the three months ended September 30, 2011.

Depreciation Expense. Depreciation expense for the three months ended September 30, 2012 increased by $0.2 million, or 5.1%, to $4.0 million from $3.8 million for the three months ended September 30, 2011 primarily due to assets placed in service in late 2011 and in 2012.

Gain on Property Casualty Indemnification. During the three months ended September 30, 2011, we recognized a gain of $0.7 million from proceeds received under an insurance contract related to damages sustained during a hurricane in 2008.

Interest Expense. Interest expense for the three months ended September 30, 2012 decreased by $0.1 million, or 20.7%, to $0.5 million from $0.6 million for the three months ended September 30, 2011, primarily due to higher interest capitalized on construction projects, partially offset by higher outstanding borrowings under our Loan Agreement.

Loss on Early Extinguishment of Debt. In July 2011, in connection with our IPO, we repaid $119.5 million of outstanding amounts under our notes payable, affiliate. We also reimbursed Oiltanking Finance B.V. for approximately $6.4 million in fees incurred in connection with the repayment of such indebtedness.

Income Tax (Expense) Benefit. Income taxes for the three months ended September 30, 2012 increased by $27.2 million to expense of less than $0.1 million from a benefit of $27.1 million for the three months ended September 30, 2011, primarily attributable to the change in the tax status of OTH in connection with our IPO in July 2011. Prior to our IPO, in July 2011, OTH elected to be treated as a disregarded entity for U.S. federal income tax purposes. Upon the change in tax status of OTH, we recognized a non-recurring income tax benefit of $27.3 million related to the elimination of the deferred tax account balances. Due to our status as a partnership, we and our subsidiaries are not subject to U.S. federal or state income taxes, with the exception of the Texas margin tax.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Adjusted EBITDA. Adjusted EBITDA for the nine months ended September 30, 2012 increased by $9.1 million, or 17.6%, to $60.8 million from $51.7 million for the nine months ended September 30, 2011. The increase in Adjusted EBITDA was primarily attributable to increased revenues of $13.0 million, partially offset by increased operating expenses of $3.1 million and increased SG&A expenses of $0.8 million.

Revenues. Revenues for the nine months ended September 30, 2012 increased by $13.0 million, or 14.6%, to $101.4 million from $88.5 million for the nine months ended September 30, 2011. The increase in revenues was primarily attributable to additional revenues from the new crude storage capacity placed into service in December 2011 and in April 2012 and to an escalation in storage fees, resulting in an increase in storage revenues of $6.9 million, higher throughput fee revenue of $3.2 million, primarily attributable to increased liquefied petroleum gas exports during the 2012 period and an increase in ancillary services fee revenue of $2.8 million, approximately $1.4 million of which relates to revenue from a pipeline-related construction project for a customer that was completed and recognized during the 2012 period.

Operating Expenses. Operating expenses for the nine months ended September 30, 2012 increased by $3.1 million, or 13.2%, to $26.6 million from $23.5 million for the nine months ended September 30, 2011. The increase in operating expenses was primarily due to an increase of $1.6 million in employee-related costs due to increases in benefit costs and higher operational labor in the 2012 period, an increase of $1.4 million in expenses associated with the pipeline-related construction project discussed above, an increase of $0.7 million in legal, engineering and permitting and licensing fees, an increase of $0.7 million in property taxes resulting partially from increased property values in the 2012 period and a refund of property taxes in the the 2011 period and an increase of $0.1 million in insurance costs. These increases in operating expenses were partially offset by a decrease of $1.2 million in power and fuel costs due to re-negotiated power rates at lower rates and a decrease of $0.3 million in rental expense due to the purchase of previously leased land for our expansion projects.

Selling, General and Administrative Expenses. SG&A expenses for the nine months ended September 30, 2012 increased by $0.8 million, or 5.7%, to $14.0 million from $13.3 million for the nine months ended September 30, 2011. The increase in SG&A expenses in the 2012 period was primarily due to additional costs of operating as a publicly traded partnership for the full nine month period in 2012, as compared to only a portion of the nine months ended September 30, 2011.

Depreciation Expense. Depreciation expense for the nine months ended September 30, 2012 increased by $0.3 million, or 2.4%, to $12.1 million from $11.8 million for the nine months ended September 30, 2011 primarily due to assets placed in service in late 2011 and in 2012.

Loss on Disposal of Fixed Assets. During the nine months ended September 30, 2012 and 2011, we recognized losses of less than $0.1 million and $0.5 million, respectively, on the disposal of certain terminal assets that were dismantled.

Gain on Property Casualty Indemnification. During the nine months ended September 30, 2011, we recognized a gain of $0.9 million, of which $0.7 million was from an insurance contract related to damages sustained during a hurricane in 2008 and $0.2 million was from proceeds received under an insurance contract resulting from property damages which occurred in 2008 at a dock at our Beaumont terminal.

Interest Expense. Interest expense for the nine months ended September 30, 2012 decreased by $4.1 million, or 79.0%, to $1.1 million from $5.2 million for the nine months ended September 30, 2011, primarily due to lower outstanding borrowings as a result of the repayment of notes payable to an affiliate with proceeds from our IPO in July 2011, and higher interest capitalized on construction projects.

Loss on Early Extinguishment of Debt. In July 2011, in connection with our IPO, we repaid $119.5 million of outstanding amounts under our notes payable, affiliate. We also reimbursed Oiltanking Finance B.V. for approximately $6.4 million in fees incurred in connection with the repayment of such indebtedness.

Income Tax (Expense) Benefit. Income taxes for the nine months ended September 30, 2012 increased by $21.6 million to expense of $0.2 million from a benefit of $21.4 million for the nine months ended September 30, 2011, primarily attributable to the change in the tax status of OTH in connection with our IPO in July 2011. Prior to our IPO, in July 2011, OTH elected to be treated as a disregarded entity for U.S. federal income tax purposes. Upon the change in tax status of OTH, we recognized a non-recurring income tax benefit of $27.3 million related to the elimination of the deferred tax account balances. Due to our status as a partnership, we and our subsidiaries are not subject to U.S. federal or state income taxes, with the exception of the Texas margin tax.

Liquidity and Capital Resources
Liquidity
Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, service our debt and pay distributions to our partners. Our sources of liquidity may include cash generated by our operations, borrowings under our revolving line of credit and our Loan Agreement and issuances of equity and debt securities. We believe cash generated from these sources will be sufficient to meet our obligations as they come due.

During the nine months ended September 30, 2012, we paid quarterly cash distributions totaling $41.7 million, or $1.05 per unit, and corresponding distributions on our general partner’s interest, to unitholders. On October 18, 2012, the board of directors of our general partner declared a cash distribution to our unitholders of $0.375 per unit, and a corresponding distribution on our general partner’s interest, for the third quarter of 2012. The third quarter 2012 cash distribution totaling approximately $14.9 million is expected to be paid on November 14, 2012 to unitholders of record at the close of business on November 2, 2012. The third quarter 2012 cash distribution represents a 4.2% increase over the second quarter 2012 cash distribution of $0.36 per unit. We intend to continue to pay a quarterly distribution based on the number of common and subordinated units and the general partner interest outstanding to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates.

On November 8, 2011, we announced approval of expansion projects of approximately $85.0 million, a majority of which is expected to be incurred during 2012, to construct two crude oil pipelines along the Houston Ship Channel and approximately one million barrels of new crude oil storage capacity at our Houston terminal. During the first quarter of 2012, the board of directors approved an additional $11.0 million of spending to extend the pipeline expansion into a third-party terminal in Houston. This connection will enable our pipeline system and Houston terminal to receive additional crude oil from the Eagle Ford shale and the Mid-Continent. We expect to complete construction of the pipelines and new crude oil storage capacity in January 2013.

On April 16, 2012, we announced approval of an expansion project of approximately $104.0 million to construct approximately 3.2 million barrels of new crude oil storage capacity near our Houston terminal. The project included the purchase of 95 acres of nearby land on which the new capacity is being constructed. We expect to spend approximately $50.0 million of the $104.0 million budgeted for this project in 2012 and to complete construction of all of the new crude oil storage capacity during the fourth quarter of 2013.

On September 4, 2012, we announced approval of an expansion project of approximately $70.0 million to construct approximately 3.3 million barrels of new crude oil storage capacity near our Houston terminal. We anticipate commencing construction by the beginning of the second quarter of 2013 when all relevant permits are in place. The additional storage capacity is expected to be placed into service during the third and fourth quarters of 2014.

We anticipate funding these projects primarily with long-term borrowings from Oiltanking Finance B.V.

OILT Credit Agreement
Subsequent to the Amendment effective as of November 7, 2012, our Credit Agreement with Oiltanking Finance B.V. is a $150.0 million credit agreement, with a maturity date of November 30, 2017. From time to time upon our written request and in the sole determination of Oiltanking Finance B.V., the revolving credit commitment can be increased up to an additional $75.0 million, for a maximum revolving credit commitment of $225.0 million. Borrowings bear interest at LIBOR plus a margin ranging from 1.65% to 2.50% depending upon a leverage based grid and any unused portion of the revolving line of credit is subject to a commitment fee of 0.35% per annum. As of September 30, 2012, we had no outstanding borrowings under the Credit Agreement.

OTH Loan Agreement

On May 16, 2012, OTH entered into a ten-year $125.0 million unsecured loan agreement with Oiltanking Finance B.V. for the purpose of financing the purchase of property, plant and equipment, through which borrowings are available from May 15, 2012 through December 15, 2012 (the “Availability Period”), with a maturity date of December 15, 2022 (the “Maturity Date”). At the end of the Availability Period, any unused amounts under the Loan Agreement will be canceled. At September 30, 2012, OTH had $35.0 million of outstanding borrowings under the Loan Agreement, bearing interest at a weighted average rate of 3.61% per annum.

During the Availability Period, interest on borrowings outstanding under the Loan Agreement are calculated on the basis of an annual interest rate determined by Oiltanking Finance B.V., which represents Oiltanking Finance B.V.’s cost of funds, plus a margin of 2.70% per annum. A commitment fee of 1.00% per annum is calculated on the undrawn amount of the Loan Agreement and paid at the end of each month during the Availability Period. After the Availability Period and through the Maturity Date, interest will be calculated on the basis of the USD Swap Rate for ten years, plus a margin of 2.70% per annum.

In October 2012, OTH agreed to fix the interest rate applicable to borrowings under the Loan Agreement after the Availability Period at 4.55% per annum (calculated as the USD Swap Rate for ten years as of the date of determination of 1.85% plus a margin of 2.70%). In connection therewith, OTH intends to have drawn the full available amount under the Loan Agreement of $125.0 million at or before the end of the Availability Period, which borrowings will mature on December 15, 2022.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Cash provided by (used in):
Operating activities	$57,425	$31,262
Investing activities	(65,456)	(45,201)
Financing activities	(9,656)	19,011

Operating Activities

Net cash flows provided by operating activities for the nine months ended September 30, 2012 increased by $26.2 million, or 83.7%, to $57.4 million from $31.3 million for the nine months ended September 30, 2011. The increase was primarily attributable to an increase in storage service fee revenues, throughput fee revenues and ancillary service fee revenues, partially offset by increased operating expenses and SG&A expenses and the payment in the 2011 period of approximately $6.4 million to Oiltanking Finance B.V. in fees incurred in connection with the repayment of indebtedness in connection with our IPO.

Investing Activities

Net cash flows used in investing activities for the nine months ended September 30, 2012 increased by $20.3 million, or 44.8%, to $65.5 million from $45.2 million for the nine months ended September 30, 2011. The increase is primarily attributable to an increase in capital expenditures of $60.8 million, partially offset by an increase of $41.3 million in the collections, net of issuance, of notes receivable from Oiltanking Finance B.V.

Cash paid for capital expenditures were as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2012	2011

Maintenance capital expenditures	$2,406	$3,217
Expansion expenditures	78,350	16,752
Total capital expenditures	$80,756	$19,969

Maintenance capital expenditures are those capital expenditures required to maintain our long-term operating capacity. Expansion capital expenditures are those capital expenditures we expect will increase our operating capacity over the long-term. During the nine months ended September 30, 2012, we spent $78.4 million of expansion capital primarily for the continuing construction of the new storage capacity at our Houston terminal and associated crude oil pipeline infrastructure investments. During the nine months ended September 30, 2011, we spent $16.8 million of expansion capital primarily related to construction of a barge dock at our Beaumont terminal and additional storage capacity at our Houston terminal. During April 2012, we completed the construction of and placed into service a 390,000 barrel storage tank we constructed for a new customer.

In 2012, we expect to spend approximately $145.0 million to $155.0 million for capital expenditures, of which approximately $5.9 million is expected to relate to maintenance capital expenditures. A majority of the expansion project spending projected for 2012 relates to the crude oil pipelines and storage capacity projects at our Houston terminal.

We anticipate the above mentioned capital expenditures will be funded primarily with long-term borrowings from Oiltanking Finance B.V.

We believe we have sufficient liquid assets, cash flow from operations and borrowing capacity under OTH’s Loan Agreement and OILT’s Credit Agreement to meet our financial commitments, debt service obligations and anticipated capital expenditures. We are, however, subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely have an adverse effect on our borrowing capacity.

Financing Activities

Net cash flows used in financing activities for the nine months ended September 30, 2012 increased by $28.7 million, or 150.8%, to $9.7 million from net cash flows provided by financing activities of $19.0 million for the nine months ended September 30, 2011. The following were the principal factors resulting in the increase in net cash flows used in financing activities:

•
During the nine months ended September 30, 2012, we paid $41.7 million of cash distributions to our limited partners and general partner and $0.2 million of cash distributions to OTA and its affiliates, which had been declared, but not paid, in connection with our IPO in 2011 and was included in accounts payable, affiliates, at December 31, 2011. During the nine months ended September 30, 2011, we paid $81.9 million of cash distributions to OTA and its affiliates, consisting of: (i) $2.0 million, which had been declared in December 2010 and paid in January 2011, and was included in accounts payable, affiliates, at December 31, 2010 and (ii) $79.9 million, which was paid to OTA in July 2011 in connection with our IPO, $77.0 million of which was paid using proceeds from the public issuance of common units.

•
In July 2011, we received net proceeds of $231.2 million from the issuance of 11,500,000 common units in our IPO, after deducting the underwriting discount and the structuring fee. We incurred an additional $3.0 million of costs associated with our IPO, resulting in total net proceeds from our IPO of $228.2 million.

•
During the nine months ended September 30, 2012 and 2011, we repaid $2.1 million and $127.0 million of notes payable to an affiliate, respectively. Of the amount repaid in 2011, $119.5 million was repaid in July 2011 with proceeds from our IPO.

•
During the nine months ended September 30, 2012, we borrowed $35.0 million under our Loan Agreement (see Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements) to finance expansion projects. In connection with our entry into the Loan Agreement, we paid an arrangement fee of $0.8 million to Oiltanking Finance B.V.

•	During the nine months ended September 30, 2011, we paid an arrangement fee of $0.3 million in connection with entering into the Credit Agreement.

Other Considerations

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2012 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$53,750	$2,500	$5,000	$5,000	$41,250
Interest payments (1)	18,608	2,931	4,585	3,867	7,225
Purchase commitments (2)	15,521	15,521	—	—	—
Capital expenditure obligations (3)	21,629	21,629	—	—	—
Total contractual cash obligations	$109,508	$42,581	$9,585	$8,867	$48,475
___________

(1)
Interest payments include amounts due on our currently outstanding notes payable to an affiliate, and Loan Agreement, and commitment fees due on our Credit Facility and Loan Agreement. The interest amount calculated on the Loan Agreement is based on the assumption that the amount outstanding and the interest rate charged both remain at their current levels.

(2)
We have short-term purchase obligations for products and services with third-party suppliers. Our estimated future payment obligations are based on the contractual price under each contract for products and services at September 30, 2012.

(3)
We have short-term payment obligations relating to capital projects we have initiated. These obligations represent unconditional payment obligations we have agreed to pay vendors for services rendered or products purchased and are included in accounts payable and accrued expenses on our consolidated balance sheet as of September 30, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to the crude oil, refined petroleum products and liquefied petroleum gas we handle and store, and therefore, we have no direct exposure to risks associated with fluctuating commodity prices.

In addition, our terminal services agreements with our storage customers are generally indexed to inflation and contain fuel surcharge provisions, designed to substantially mitigate our exposure to increases in fuel prices and the cost of other supplies used in our business.
At September 30, 2012, we had $35.0 million of outstanding borrowings under the Loan Agreement, bearing interest at variable rates. The weighted average interest rate incurred on the indebtedness as of September 30, 2012 was 3.61% per annum. A hypothetical 1% increase in the interest rate charged by Oiltanking Finance B.V. would have resulted in an estimated $0.1 million and $0.4 million increase in interest expense for the three and nine months ended September 30, 2012, respectively. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any risk management contracts.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks set forth in Part 1, Item 1A. Risk Factors of our Annual Report, which risks could materially affect our business, financial condition or future results. There has been no material change in our risk factors from those described in the Annual

Report. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

As disclosed elsewhere in this Quarterly Report, on November 7, 2012, OILT entered into Addendum No. 2 to its existing credit agreement with Oiltanking Finance B.V. (as amended, the “Credit Agreement”) to increase the amount of the revolving credit commitment to $150.0 million (the “Amendment”). From time to time upon OILT’s written request and in the sole determination of Oiltanking Finance B.V., the revolving credit commitment can be increased up to an additional $75.0 million, for a maximum revolving credit commitment of $225.0 million. Borrowings bear interest at LIBOR plus a margin ranging from 1.65% to 2.50% depending upon a leverage based grid and any unused portion of the revolving line of credit is subject to a commitment fee of 0.35% per annum. OILT will pay an arrangement fee of $0.5 million to Oiltanking Finance B.V. in connection with the Amendment, which will be deferred and amortized over the life of the Credit Agreement. The maturity date of the amended Credit Agreement is November 30, 2017. The Financial Parameters (as such term is defined in the Amendment) remain the same as they existed prior to the Amendment.

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

*10.1	Addendum No. 2 dated November 7, 2012, to the Credit Limit Agreement dated June 15, 2011, between Oiltanking Partners, L.P. as Borrower, and Oiltanking Finance B.V., as Lender.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
**101.INS	XBRL Instance Document.
**101.SCH	XBRL Taxonomy Extension Schema Document.
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		By:	OILTANKING PARTNERS, L.P. (Registrant)

		By:	OTLP GP, LLC, as General Partner

Date:	November 7, 2012	By:	/s/ Carlin G. Conner
Carlin G. Conner President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	November 7, 2012	By:	/s/ Kenneth F. Owen
Kenneth F. Owen Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Oiltanking Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-173199) filed on March 31, 2011).
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

*10.1	Addendum No. 2 dated November 7, 2012, to the Credit Limit Agreement dated June 15, 2011, between Oiltanking Partners, L.P. as Borrower, and Oiltanking Finance B.V., as Lender.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
**101.INS	XBRL Instance Document.
**101.SCH	XBRL Taxonomy Extension Schema Document.
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________

*	Filed herewith.

**	Furnished herewith.