Form 10-K
period 2012-12-31
Oiltanking Partners, L.P.
filed 2013-03-07
CIK 1516007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☑
The aggregate market value of the common units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10% or more of the common units outstanding, for this purpose, as if they may be affiliates of the registrant) was approximately $358.8 million on June 29, 2012, based on a closing price of $31.35 per common unit as reported on the New York Stock Exchange on such date.
As of March 6, 2013, there were 19,449,901 common units and 19,449,901 subordinated units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K (this “Report”) includes “forward-looking statements.” All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical facts, are forward-looking statements. Such statements use forward-looking words such as “proposed,” “anticipate,” “project,” “potential,” “could,” “should,” “continue,” “estimate,” “expect,” “may,” “believe,” “will,” “plan,” “seek,” “outlook” and other similar expressions that are intended to identify forward-looking statements, although some forward-looking statements are expressed differently. These statements discuss future expectations and contain projections. Specific factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to: (i) adverse regional, national or international economic conditions, adverse capital market conditions or adverse political developments; (ii) changes in the marketplace for our products or services, such as increased competition, better energy efficiency, or general reductions in demand; (iii) changes in the long-term supply and demand of crude oil, refined petroleum products and liquefied petroleum gas in the markets in which we operate; (iv) actions taken by our customers, competitors and third party operators; (v) nonpayment or nonperformance by our customers; (vi) changes in the availability and cost of capital; (vii) unanticipated capital expenditures in connection with the construction, repair, or replacement of our assets; (viii) operating hazards, natural disasters, terrorism, weather-related delays, adverse weather conditions, including hurricanes, natural disasters, environmental releases, casualty losses and other matters beyond our control; (ix) the effects of existing and future laws and governmental regulations to which we are subject, including those that permit the treatment of us as a partnership for federal income tax purposes; and (x) the effects of future litigation. These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other factors that could also have material adverse effects on future results include the known material risks and uncertainties under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and we cannot assure you that actual results or developments that we anticipate will be realized or, even if substantially realized, will have the expected consequences to or effect on us or our business or operations.

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

PART I

Item 1.    Business

Introduction

Oiltanking Partners, L.P. (“OILT”) is a Delaware limited partnership formed by Oiltanking Holding Americas, Inc. (“OTA”) on March 14, 2011 to engage in the storage, terminaling and transportation of crude oil, refined petroleum products and liquefied petroleum gas. Through our wholly owned subsidiaries, Oiltanking Houston, L.P. (“OTH”) and Oiltanking Beaumont Partners, L.P. (“OTB” and together with OTH, our “Predecessor”), we own and operate storage and terminaling assets located along the Gulf Coast of the United States on the Houston, Texas Ship Channel and in Beaumont, Texas. We report in one business segment. See Item 8. Financial Statements and Supplementary Data for revenues from external customers, measures of profit and total assets.

Our Houston and Beaumont terminals provide deep-water access and significant interconnectivity to refineries, chemical and petrochemical companies, common carrier and dedicated pipelines and production facilities and have international distribution capabilities. Our facilities are directly connected to 23 refineries, storage facilities and production facilities along the Gulf Coast area through dedicated pipelines and common carrier pipelines, to end markets along the Gulf Coast and to the Cushing, Oklahoma storage interchange.

The diagram below illustrates the position and function of the independent terminaling and storage industry within the crude oil and refined products market chain.

Terminaling Industry’s Role in Crude Oil and Petroleum Products Supply Chain
OTA owns and controls OILT’s general partner, OTLP GP, LLC. OTA is a wholly owned subsidiary of Oiltanking GmbH, our German parent company. Oiltanking GmbH and its subsidiaries, other than OILT and its subsidiaries, are collectively referred to herein as the “Oiltanking Group.” As used in this document, the terms “we,” “us,” and “our” and similar terms refer to OILT and its subsidiaries, where applicable, unless the context indicates otherwise.

We completed our initial public offering (“IPO”) on July 19, 2011. In exchange for OTA and its affiliates contributing all of their equity interests in OTH and OTB to us, we issued limited partner interests to OTA and its affiliates. We also issued incentive distribution rights (“IDRs”) to our general partner. Through July 18, 2011, OTH and OTB were wholly owned subsidiaries of OTA. At December 31, 2012, OTA owned our general partner, 7,949,901 common units and 19,449,901 subordinated units.

At December 31, 2012, we had outstanding (i) 19,449,901 common units and 19,449,901 subordinated units representing limited partner interests, (ii) a 2.0% general partner interest and (iii) IDRs. OTA and its affiliates hold 70.4% of all of our outstanding common and subordinated units (or a 69.0% limited partner interest), and other security holders hold the remaining 29.6% (or a 29.0% limited partner interest). The limited partners collectively hold a 98.0% limited partner interest in OILT, and the general partner holds a 2.0% general partner interest in OILT and all of its IDRs.

The following chart depicts our ownership structure as of December 31, 2012 and approximate ownership percentages.

Our common units are listed on the New York Stock Exchange (“NYSE”) under the symbol “OILT.”

2012 and Recent Developments

Expansion Projects and Assets Placed Into Service
During the first quarter of 2012, the board of directors of our general partner approved an $11.0 million project to extend our previously announced pipeline expansion into a third-party terminal in Houston. This connection will enable our pipeline system and Houston terminal to access additional sources of crude oil being delivered to the Houston market.

During the second quarter of 2012, the board of directors of our general partner approved an expansion project of approximately $104.0 million to construct approximately 3.2 million barrels of new crude oil storage capacity on approximately 122 acres of land that we own near our Houston terminal (our “Appelt” property). The project included the purchase of 95 acres of nearby land on which the new capacity is being constructed. All of the storage capacity from this expansion project has been fully contracted at an average term of approximately 6.3 years. We expect to complete construction of this new crude oil storage capacity, referred to as “Appelt I,” during the fourth quarter of 2013.

During the third quarter of 2012, the board of directors of our general partner approved an approximately $70.0 million project to construct approximately 3.3 million barrels of new crude oil storage capacity at our Appelt property. We anticipate commencing construction on this project during the second quarter of 2013 when all relevant permits are in place. The new storage capacity, referred to as “Appelt II,” is expected to be placed into service during the third and fourth quarters of 2014.

During January 2013, we placed our previously announced pipeline expansion project into service. In addition, in February 2013, we placed three new crude oil storage tanks with a total capacity of 825,000 barrels into service. The final 275,000 barrel tank of this four tank expansion project is expected to be placed into service in the second quarter of 2013. In Beaumont, we completed construction on and placed two new refined products storage tanks with total capacity of 325,000 barrels into service.

Once complete, the system expansion projects will bring total active storage capacity to approximately 25.3 million barrels by the end of 2014. We anticipate funding the expansion projects primarily with cash on hand and long-term borrowings from Oiltanking Finance B.V., a wholly owned finance company of the Oiltanking Group.

In addition, in March 2013, we announced an expansion of our relationship with Enterprise Products Partners L.P. (“Enterprise”) and plans to increase our ability to import/export liquefied petroleum gas (“LPG”) at our terminal on the Houston Ship Channel. In connection with the agreement with Enterprise, we will construct a new vessel dock and add infrastructure to existing docks with the capability of handling substantially more LPG vessels at multiple docks. The $44.0 million expansion is expected to be completed by the end of the fourth quarter of 2014.

Loan Agreement

On May 16, 2012, OTH entered into a ten-year $125.0 million unsecured loan agreement with Oiltanking Finance B.V. (the “Loan Agreement”) for the purpose of financing the purchase of property, plant and equipment, through which borrowings were available through December 15, 2012 (the “Availability Period”), with a maturity date of December 15, 2022. At December 31, 2012, we had $125.0 million of outstanding borrowings under the Loan Agreement.

In October 2012, OTH agreed to fix the interest rate applicable to borrowings under the Loan Agreement after the Availability Period at 4.55% per annum (calculated as the USD Swap Rate for ten years as of the date of determination of 1.85% plus a margin of 2.70%). See Note 8 in the Notes to Consolidated Financial Statements for further information.

Amendment to the Credit Agreement

On November 7, 2012, OILT entered into Addendum No. 2 to the Credit Agreement with Oiltanking Finance B.V. (as amended, the “Credit Agreement”) to increase the amount of the revolving credit commitment to $150.0 million (the “Amendment”). From time to time upon OILT’s written request and in the sole determination of Oiltanking Finance B.V., the revolving credit commitment can be increased up to an additional $75.0 million, for a maximum revolving credit commitment of $225.0 million. Borrowings bear interest at LIBOR plus a margin ranging from 1.65% to 2.50% depending upon a leverage-based grid. Any unused portion of the revolving line of credit is subject to a commitment fee of 0.35% per annum. OILT paid an arrangement fee of $0.5 million to Oiltanking Finance B.V. in connection with the Amendment, which has been deferred and is being amortized over the life of the Credit Agreement. The maturity date of the amended Credit Agreement is November 30, 2017. The Financial Parameters (as such term is defined in the Amendment) remain the same as they existed prior to the Amendment. See Note 8 in the Notes to Consolidated Financial Statements for further information.

Management Changes

Effective November 26, 2012, Anne-Marie Ainsworth was appointed to serve as President and Chief Executive Officer of our general partner. Ms. Ainsworth was also appointed to serve as a member of the board of directors of our general partner. Ms. Ainsworth replaced our general partner’s President and Chief Executive Officer, Carlin Conner, who assumed the role of Managing Director of Oiltanking GmbH and joined the Executive Board of Marquard & Bahls AG. Mr. Conner continues to serve as Chairman of the board of directors of our general partner.

On September 1, 2012, Brian C. Brantley was appointed by the board of directors of our general partner to serve as Vice President, General Counsel and Secretary.

Jan P. Vogel resigned from his position as Vice President of Corporate Affairs and Strategic Planning of our general partner and certain of our subsidiaries, in each case effective March 5, 2013. Mr. Vogel resigned these positions to devote all of his time to his duties as President and Chief Executive Officer of United Bulk Terminals USA, Inc., a wholly-owned subsidiary of OTA which holds OTA’s interest in certain coal, petroleum coke and other dry bulk terminal and storage assets.

Assets and Areas of Operations

Our terminal assets are strategically located along the Gulf Coast of the United States on the Houston, Texas Ship Channel and in Beaumont, Texas. Our Houston and Beaumont terminals provide deep-water access and significant interconnectivity to refineries, chemical and petrochemical companies, common carrier and dedicated pipelines and production facilities and have international distribution capabilities. Our facilities are directly connected to 23 refineries, storage facilities and production facilities along the Gulf Coast area through dedicated pipelines and common carrier pipelines, to end markets along the Gulf Coast and to the Cushing, Oklahoma storage interchange. Certain of our facilities were designed and constructed specifically for our customers’ needs. These assets, as well as our substantial connectivity, make us an important part of many of our customers’ supply chains, and we believe that their costs associated with arranging for alternative terminaling or storage services would be substantial.

Refiners and chemical companies typically use our terminals because their facilities may not have adequate storage capacity or sufficient dock infrastructure or do not meet specialized handling requirements for a particular product. We also provide storage services to producers, marketers and traders that require access to large, strategically located storage capacity. Our geographic location, efficient and well-maintained storage assets, deep-water access and extensive distribution interconnectivity give us the flexibility to meet the evolving demands of our existing customers as well as those of prospective customers seeking terminaling and storage services along the Gulf Coast.

Our primary assets are our terminal facilities and related infrastructure at our Houston and Beaumont terminals. Information with regard to these assets as of December 31, 2012 is set forth below:

Location	Active Storage Capacity (shell mmbbls)	Expansion Capacity (shell mmbbls)	No. of Active Tanks	% of Active Storage Capacity under Contract	Weighted- Average Contract Life (years) (1)	Composition of Contracted Storage Capacity	Supply Modes	Delivery Modes

Houston	12.1	12.4 (2)	63	99.1%	5.9	71% crude oil, 21% heavy petrochemical feedstocks, 5% refined petroleum products, 3% fuel oil	Vessel, Barge, Pipeline, Railcars, Tank Trucks	Vessel, Barge, Pipeline, Railcars, Tank Trucks
Beaumont	5.5	5.1 (3)	71	95.5%	4.1	99% refined petroleum products, 1% fuel oil	Vessel, Barge, Pipeline	Vessel, Barge, Pipeline
Total	17.6	17.5	134	97.3%	5.5
___________

(1)	Weighted based upon revenues for the year ended December 31, 2012 as compared to the remaining contract life of each contract.

(2)	Includes 7.6 million barrels of announced storage capacity expansion currently in the permitting process and/or construction.

(3)
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

Houston Terminal

We operate one of the largest third-party crude oil and refined petroleum products terminals on the Houston Ship Channel. Our facility has an aggregate active storage capacity of approximately 12.1 million barrels and provides integrated terminaling services to a variety of customers, including major integrated oil companies, marketers, distributors and chemical companies. This active storage capacity does not include 7.6 million barrels of storage capacity that we are in the process of completing for customers, of which 0.8 million barrels was placed into service in February 2013. Of the remaining 6.8 million barrels, 0.3 million is expected to be placed in service in the second quarter of 2013, 3.2 million is expected to be placed in service during the fourth quarter of 2013 and 3.3 million is expected to be placed in service during the third and fourth quarters of 2014.

The principal products handled at our Houston terminal complex are crude oil, the inputs for chemical production (such as naphtha and condensate), which are referred to as chemical feedstocks, liquefied petroleum gas and refined petroleum products, such as gasoline and distillates. Crude oil accounts for approximately 71% of our active storage capacity.
Our storage and distribution network is highly integrated with the greater Houston petrochemical and refining complex. The facility handles products through a number of transportation modes, primarily through proprietary pipelines or pipelines interconnected to local refineries and production facilities, including Houston Refining LP’s refinery in Houston, Texas, Pasadena Refining System Inc.’s refinery in Pasadena, Texas, ExxonMobil Corporation’s refinery in Baytown, Texas, Marathon Petroleum Corporation’s refinery in Texas City, Texas, and Valero Energy Corporation’s refinery in Houston, Texas. During 2012, we completed an additional direct connection to the Shell Deer Park Refining Company’s refinery in Deer Park, Texas. The expansion projects discussed above include further development of our pipeline network to further expand our distribution capabilities.

Our Houston terminal also handles products through third-party crude oil, refined petroleum products and liquefied petroleum gas tankers and barges arriving at our deep-water docks. Our waterfront capabilities consist of six deep-water ship docks and two barge docks, and we can accommodate vessels with up to a 45 foot draft, including Suezmax tankers, which are the largest tankers that can navigate the Houston Ship Channel. We also have two permits that would allow us to add additional ship dock capacity and one permit that would allow us to add additional barge dock capacity. The size and structure of our waterfront at the Houston terminal allows us not only to receive and unload crude oil and refined petroleum products for our storage customers, but also to contract with customers for the rights to use our docks for their own activities. For example, for the year ended December 31, 2012, we generated 21% of our Houston terminal revenues from throughput fees charged to non-storage customers that utilize our waterfront to export and import products under multi-year throughput agreements.

We believe our Houston terminal is well positioned to take advantage of changing crude oil logistics in the Gulf Coast as a result of pipeline construction projects that, in the aggregate, could transport approximately two million barrels of oil per day into and throughout the Gulf Coast region if completed as planned. To capitalize on these expected new sources of crude oil supply, during 2012, we purchased approximately 122 acres of land, which we refer to as our Appelt property, and various rights-of-way necessary to construct an additional 6.5 million barrels of crude storage capacity on property to be connected to our Houston terminal and to expand our connectivity to other storage and transportation hubs in the Houston market. The Appelt property has sufficient acreage beyond the current announced projects to construct an additional approximately 3.0 million barrels of storage capacity.

At December 31, 2012, we have firm contracts for approximately 99.1% of our 12.1 million barrels of storage capacity at our Houston terminal, with a weighted-average contract life of 5.9 years.

Our real property at our Houston area terminals consists of approximately 386 acres. In addition, we own approximately 24 acres at the Crossroads Interchange approximately six miles from our Houston area terminals and have an option to acquire the rights-of-way necessary to connect the acreage to our Houston area terminals.

We believe that our location on the Houston Ship Channel to the east of the Beltway 8 Bridge enables us to handle larger vessels than our competitors who are located to the west of the Beltway 8 Bridge because our waterfront has fewer draft and beam restrictions.

Beaumont Terminal

Our Beaumont terminal, located on the Neches River, serves as a regional strategic and trading hub for refined petroleum products for refineries located in the Gulf Coast region. Our facility has an aggregate active storage capacity of approximately 5.5 million barrels and provides integrated terminaling services to a variety of customers, including major integrated oil companies, distributors, marketers and chemical and petrochemical companies. The principal products handled at our Beaumont terminal complex are refined petroleum products, which accounted for approximately 99% of our active storage utilization as of December 31, 2012.

Our storage and distribution network is highly integrated with the Beaumont/Port Arthur petrochemical and refining complex, and provides our customers with the additional services of mixing, blending, heating and marine vapor recovery. Our Beaumont facility handles products through a number of transportation modes, primarily through third-party pipelines interconnected to local refineries and production facilities, through our own dedicated pipeline system to Huntsman’s chemical production facility in Port Neches, and through third-party crude and refined petroleum products tankers and barges arriving at our deep-water docks. Our waterfront capabilities currently consist of two deep-water ship docks that can accommodate vessels with drafts of up to 40 feet, and two barge docks that can accommodate vessels with drafts of up to 12 feet. We also own waterfront acreage adjacent to our terminal sufficient to accommodate two additional deep-water docks. The additional waterfront acreage, if developed, would approximately double our current dock capacity.

Our real property at our Beaumont terminal consists of 1,339 acres, all of which we own in fee. We own acreage adjacent to our waterfront on which we can construct tanks with an additional 5.1 million barrels of storage capacity. Additionally, we could construct more than 20.0 million barrels of additional storage capacity on the remote side of our terminal complex with pipeline connections to our waterfront. We believe that we have the existing acreage and potential for connectivity with major pipelines to rapidly and efficiently expand our Beaumont terminal if increasing crude oil supplies or other changing market trends create favorable conditions for growth.

At December 31, 2012, we have firm contracts for approximately 95.5% of our 5.5 million barrels of storage capacity at our Beaumont terminal, with a weighted-average contract life of 4.1 years.

Our Operations

We provide integrated terminaling, storage, pipeline and related services for third-party companies engaged in the production, distribution and marketing of crude oil, refined petroleum products and liquefied petroleum gas. We generate our revenues exclusively through the provision of fee-based services to our customers. The types of fees we charge are:

•
Storage Services Fees.  For the year ended December 31, 2012, we generated approximately 72% of our revenues from fixed monthly fees for storage services, which our customers pay (i) to reserve storage space in our tanks and (ii) to compensate us for receiving an agreed upon average periodic amount of product volume, or throughput, on their behalf. These fees are owed to us regardless of the actual storage capacity utilized by our customers or the amount of throughput that we receive.

•
Throughput Fees.  For the year ended December 31, 2012, we generated approximately 21% of our revenues from throughput fees, which our non-storage customers pay us to receive or deliver volumes of products on their behalf to designated pipelines, third-party storage facilities or waterborne transportation. In addition, our storage customers pay us throughput fees when we receive volumes of products on their behalf that exceed the base throughput contemplated in their agreed upon monthly storage services fee. The revenues we generate from throughput fees vary based upon the volumes of products accepted at or withdrawn from our terminals.

•
Ancillary Services Fees.  For the year ended December 31, 2012, we generated approximately 7% of our revenues from fees associated with ancillary services such as heating, mixing and blending our storage customers’ products that are stored in our tanks, transferring our storage customers’ products between our tanks and marine vapor recovery. The revenues we generate from ancillary services fees vary based upon the activity levels of our customers.

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

We face significant competition from a variety of international, national and regional energy companies, including large, diversified midstream partnerships, global terminal operators and large multi-national energy companies of varying sizes, financial resources and experience. We believe that we are favorably positioned to compete in the industry due to the strategic location of our terminals in the Gulf Coast, their integration with area refineries, our reputation, our efficiency in docking incoming vessels on our waterfront, the prices we charge for our services and the connectivity, quality and versatility of our services.

The competitiveness of our service offerings could be significantly impacted by the entry of new competitors into the markets in which our Houston and Beaumont terminals operate and serve. We believe, however, that significant barriers to entry exist in the crude oil and refined products terminaling and storage business, particularly for marine terminals and distribution assets. These barriers include significant costs and execution risk, a lengthy permitting and development cycle, financing challenges, shortage of personnel with the requisite expertise and the finite number of sites suitable for development.

Customers
Our Houston and Beaumont terminals collectively provide storage and terminaling services to a broad mix of customers including major integrated oil companies, refiners, marketers, distributors and chemical and petrochemical companies.

As of December 31, 2012, our Houston terminal had 19 customers with terminal services agreements and our Beaumont terminal had 15 customers with terminal services agreements. The following table presents percentage of revenues associated with our significant customers for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
BP p.l.c.	16%	15%	14%
LyondellBasell Industries, N.V.	12%	13%	12%
Enterprise Products Partners L.P.	13%	12%	12%
Exxon Mobil Corporation	11%	12%	12%
Royal Dutch Shell plc	9%	11%	11%
Total percentage of revenues associated with significant customers	61%	63%	61%

No other customer accounted for more than 10% of our revenues during the years ended December 31, 2012, 2011 and 2010.

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

Employees

We are managed and operated by the officers of our general partner and do not have any direct employees. All of the employees that conduct our business pursuant to the Services Agreement are employed by a wholly owned subsidiary of OTA. As of December 31, 2012, OTA had approximately 200 employees providing services to us.

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

During 2012, we spent approximately $149.8 million for capital expenditures, of which $3.7 million related to maintenance capital projects and $146.1 million related to expansion projects. During 2012, we continued construction of the new storage capacity at our Houston area terminals and associated crude oil pipeline infrastructure investments. In addition, we began construction of the 3.3 million barrels of new storage capacity for the first phase of the expansion on our Appelt property and on 300,000 barrels of new storage capacity at our Beaumont terminal, which was placed into service in January 2013.

In 2013, we expect to spend approximately $135.0 million to $145.0 million for capital expenditures, of which approximately $8.0 million is expected to relate to maintenance capital expenditures, including amounts carried over from 2012. A majority of the expansion project spending projected for 2013 relates to crude oil pipelines and storage capacity projects at our Houston area terminals.

Environmental and Occupational Safety and Health Matters

General

Our operations are subject to stringent federal, state and local laws and regulations governing the release of materials into the environment, health and safety aspects of our operations, and otherwise relating to the protection of the environment. Compliance with these laws and regulations may require the acquisition of permits to conduct regulated activities; restrict the type, quantities and concentration of wastes or other pollutants that may be emitted, discharged or disposed into or onto to the land, air and water; apply specific health and safety criteria addressing worker protection; and impose liabilities for pollution from operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions that may limit or prohibit some or all of our operations. As with the industry, generally, compliance with existing and anticipated arising environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, operate and upgrade equipment and facilities. We believe our facilities are in substantial compliance with applicable environmental laws and regulations, but these requirements are subject to frequent change by regulatory authorities, and continued or future compliance with such laws and regulations may require us to incur significant expenditures.

The following is a discussion of some of the more significant environmental and occupational safety and health laws and regulations affecting our operations.

Hazardous Substances and Wastes

The federal Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”), also known as Superfund, and comparable state laws, impose liability, without regard to fault or to the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include current and prior owners or operators of the site where the release occurred and companies that disposed of, or arranged for the disposal of, the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several, strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In the course of our ordinary operations, we generate waste that falls within CERCLA’s definition of a “hazardous substance.”

We also generate hazardous and non-hazardous solid wastes, which are subject to the requirements of the federal Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes. We are not currently required to comply with a substantial portion of the RCRA requirements relating to hazardous wastes because our operations generate minimal quantities of hazardous wastes. However, such generated wastes remain subject to non-hazardous solid waste requirements and it is possible that some wastes generated by us that are currently classified as non-hazardous may in the future be designated as hazardous wastes, resulting in those wastes becoming subject to more rigorous and costly storage, treatment, transportation and disposal requirements than are non-hazardous wastes.

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

Climate Change

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are contributing to the warming of the earth’s atmosphere and other climate changes, the EPA has adopted regulations under existing provisions of the federal Clean Air Act including requirements that may trigger construction and operating permit review for GHG emissions from certain large stationary sources. We may be required to install “best available control technology” to limit future emissions of GHGs from any new or significantly modified facilities that we may seek to construct in the future if they emitted large volumes of GHGs, but we do not expect that they will have a material adverse effect on the cost of our operations. The EPA has also adopted rules requiring the annual monitoring and reporting of GHG emissions from certain sources in the United States, including, among others, onshore oil and natural gas production, processing, transmission, storage and distribution facilities. In addition, Congress has from time to time considered legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. The adoption of any legislation or regulations that requires reporting of GHGs, imposes a carbon tax, or otherwise limits emissions of GHGs from our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for oil and natural gas that is produced, which could decrease demand for our storage services. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations.

Water

The Federal Water Pollution Control Act, as amended, also known as the Clean Water Act, and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil, into federal and state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency. Any unpermitted discharge of pollutants could result in substantial liabilities, including penalties and significant remedial obligations. Our operations are adjacent to waterways. The transportation of crude oil and refined products over water involves risk and subjects us to the provisions of the Oil Pollution Act, as amended, and related state requirements, which subject owners of covered facilities to strict, joint, and potentially unlimited liability for removal costs and other consequences of an oil spill where the spill is into navigable waters, along shorelines or in the exclusive economic zone of the United States. Spill prevention control and countermeasure requirements under applicable laws and regulations mandate containment to mitigate or prevent contamination of navigable waters in the event of an oil overflow, rupture or leak. For example, the Clean Water Act requires us to maintain spill prevention control and countermeasure plans at our facilities. In addition, these legal requirements direct most oil transport and storage companies to maintain various oil spill prevention and oil spill contingency plans. We maintain such plans, and where required have submitted amended plans and received federal and state approvals necessary to substantially comply with these applicable requirements. We have trained employees who serve as company emergency responders and also contract with various spill-response specialists to ensure appropriate expertise and spill-response resources are available for any contingency, including spills of oil or refined products, from our facilities.

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

Our terminal facilities have response plans, spill prevention and control plans, and other programs in place to respond to emergencies. Our truck and rail loading racks are protected with firefighting systems in line with the rest of our facilities. We continually strive to maintain compliance with applicable air, solid waste and wastewater regulations.

On our pipelines, we use external coatings and impressed current cathodic protection systems to protect against external corrosion. We conduct all cathodic protection work in accordance with National Association of Corrosion Engineers standards. We continually monitor, test and record the effectiveness of these corrosion inhibiting systems. We also monitor the structural integrity of selected segments of our pipelines through a program of periodic internal assessments using high resolution internal inspection tools, as well as hydrostatic testing that conforms to federal standards. We accompany these assessments with a review of the data and mitigate or repair anomalies, as required, to ensure the integrity of the pipeline. We have initiated a risk-based approach to prioritizing the pipeline segments for future integrity assessments to ensure that the highest risk segments receive the highest priority for scheduling internal inspections or pressure tests for integrity.

Insurance

Our operations and assets are insured under a global insurance program administered by Oiltanking GmbH and placed with Lloyd’s of London and other international insurers. The major elements of this program include property damage (including terrorism), business interruption, third-party liability and environmental impairment insurance. We are invoiced directly by the brokers for this coverage. To the extent that other companies in this program experience covered losses, the limit of our coverage for potential losses may be decreased. In addition to the Oiltanking GmbH insurance program, OTA has a separate commercial liability policy including automobile, boiler and machinery, commercial crime, executive risk and property coverage. We believe that the amount of coverage provided is reasonable and appropriate. We also have director and officer liability insurance for the directors and officers of our general partner.

Available Information

We file annual, quarterly and current reports and other documents with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You may obtain information on the operations of the Public Reference Room by calling the SEC at (800) SEC-0330.  In addition, the SEC maintains an Internet website at www.sec.gov that contains reports and other information regarding issuers that file electronically with the SEC.

We also make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, simultaneously with or as soon as reasonably practicable after filing such materials with, or furnishing such materials to, the SEC, and on or through our Internet website, www.oiltankingpartners.com. The information on our website, or information about us on any other website, is not incorporated by reference into this Report.

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

We are dependent upon the uninterrupted operations of certain facilities owned or operated by our customers, such as the refineries and chemical production facilities we service. Any significant interruption at these facilities or inability to transport products to or from these facilities or to or from our customers for any reason would adversely affect our results of operations, cash flow and ability to make distributions to our unitholders. Operations at our facilities and at the facilities owned or operated by our suppliers and customers could be partially or completely shut down, temporarily or permanently, as the result of any number of circumstances that are not within our control, such as:

•	catastrophic events, including fires, explosive incidents and hurricanes;

•	environmental remediation;

•	labor difficulties;

•	disruptions in the supply of products to or from our facilities; and

•	terrorist attacks and acts of sabotage targeting oil and gas production facilities, refineries, processing plants, terminals and other infrastructure facilities.

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

Our primary operations are currently all located in the Gulf Coast region, and are subject to operational hazards and unforeseen interruptions, including interruptions from hurricanes or floods, which have historically impacted the region with some regularity. Each of our Houston and Beaumont terminals, for example, has experienced damage and interruption of business due to hurricanes. We may also be affected by factors such as adverse weather, accidents, fires, explosions, hazardous materials releases, mechanical failures, disruptions in supply infrastructure or logistics and other events beyond our control. In addition, our operations are exposed to other potential natural disasters, including tornadoes, storms, floods and/or earthquakes. Moreover, some scientists have concluded that increasing concentrations of greenhouse gas emissions in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods. If any of these events were to occur, we could incur substantial losses because of personal injury or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our related operations.

We are not fully insured against all risks incident to our business. Certain of our insurance policies that are under the global insurance program administered by Oiltanking GmbH provide coverage to affiliated entities in the Oiltanking Group that we do not own. This allocation may result in limiting the amount of recovery available to us for purposes of covered losses.

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

The expected continued introduction of significant new crude oil supplies to the Gulf Coast region upon the completion of planned pipeline construction projects could decrease our customers’ dependence on waterborne crude oil imports and lead to a reduction in the demand for our marine terminal services.

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

For the year ended December 31, 2012, we generated approximately 21% of our revenues from throughput fees, which (i) our non-storage customers pay us to receive or deliver volumes of products on their behalf to designated pipelines, third-party storage facilities or waterborne transportation and (ii) our storage customers pay us to receive volumes of products on their behalf that exceed the base throughput contemplated in their agreed upon monthly storage services fee. In addition, approximately 13% of our revenues were generated from throughput fees charged to a single customer.

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

We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers. Approximately 61% of our revenues for the year ended December 31, 2012 were attributable to our five largest customers. Our credit procedures and policies may not be adequate to fully eliminate customer credit risk. If we fail to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration in their creditworthiness, any resulting increase in nonpayment or nonperformance by them and our inability to re-market or otherwise use the capacity could have a material adverse effect on our business, financial condition, results of operations and ability to pay distributions to our unitholders.

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

Our operations involve the transport and storage of crude oil, refined petroleum products and liquefied petroleum gas and are subject to federal, state, and local laws and regulations governing the release of materials into the environment, occupational health and safety aspects of our operations, and otherwise relating to the protection of the environment. Compliance with this complex array of federal, state, and local laws and regulations is difficult and may require significant capital expenditures and operating costs to mitigate or prevent pollution. Moreover, our business is subject to accidental spills, discharges or other releases of refined petroleum products or crude oil, hazardous substances or wastes into the environment and neighboring areas, in which events joint and several, strict liability may be imposed against us under certain environmental laws for costs required to remediate and restore impacted properties, for claims made by neighboring landowners and other third parties for personal injury, natural resource and property damages, and for costs required to conduct health studies. Failure to comply with applicable environmental, health, and safety laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, permit revocations, remedial obligations and injunctions limiting or prohibiting some or all of our operations.

New laws and regulations, amendment of existing laws and regulations, increased government enforcement or other developments could require us to make additional unforeseen expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. We are not able to predict the impact of new or changed laws or regulations or how such legal requirements are interpreted or enforced, but any such expenditures or costs for environmental and occupational health and safety compliance could have a material adverse effect on our results of operations, financial condition and profitability.

We could incur significant costs and liabilities in responding to contamination that occurs at our facilities.

There is inherent risk of incurring significant environmental costs and liabilities in our operations due to our handling of petroleum hydrocarbons, hazardous substances and wastes, because of air emissions and water discharges related to our operations, and as a result of historical operations and waste disposal practices of prior owners of our facilities. Our pipeline and terminal facilities have been used for transportation, storage and distribution of crude oil, refined petroleum products and liquefied petroleum gas for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, refined petroleum products or crude oil, hydrocarbons, hazardous substances and wastes from time to time have been spilled or released on or under the terminal properties. In addition, the terminal properties were previously owned and operated by other parties and those parties from time to time also have spilled or released refined petroleum products or crude oil, hydrocarbons, hazardous substances or wastes. The terminal properties are subject to federal, state and local laws that impose investigatory and remedial obligations, some of which are joint and several or strict liability obligations without regard to fault, to address and prevent environmental contamination. We may incur significant costs and liabilities in responding to any soil and groundwater contamination that occurs on our properties, even if the contamination was caused by prior owners and operators of our facilities. We may not be able to recover some or any of these costs from insurance or other sources of indemnity. To the extent that the costs associated with meeting any or all of these requirements are substantial and not adequately provided for, there could be a material adverse effect on our business, financial condition and results of operations.

Climate change legislation or regulations restricting emissions of GHGs could result in increased operating and capital costs and reduced demand for our storage services.

In 2009, the EPA adopted rules for establishing a reporting program for emissions of GHGs from specified large GHG emissions sources in the United States and subsequently expanded the scope of this rule to include the reporting of GHG emissions from onshore oil and natural gas processing, transmission, storage and distribution facilities. Operators of covered sources in the United States must annually monitor and report these GHG emissions to specified governmental agencies, with operators in Texas reporting to the EPA. Certain of our facilities may become subject to the federal GHG reporting requirements because of combustion GHG emissions and potential fugitive emissions that exceed reporting thresholds. If we were required to comply with this reporting program, it would increase our operating costs.

Following its determination in December 2009 that emissions of GHGs present a danger to public health and the environment, the EPA promulgated regulations in 2010 establishing Title V and Prevention of Significant Deterioration (“PSD”) permitting requirements for large sources of GHGs. In the absence of any control requirements for GHGs for our facilities that would need to be incorporated into existing Title V permits, we believe the impact of these permitting requirements on our facilities will not be material. However, we may be required to install “best available control technology” to limit emissions of GHGs from any new or significantly modified facilities that we may seek to construct in the future if they would otherwise emit large volumes of GHGs. Best available control technology is determined on a case-by-case basis by the relevant permitting agency to date, whether EPA or state. PSD permits with GHG emissions limitations have generally required efficient combustion requirements on sources that burn large volumes of fossil fuels rather than post-combustion GHG capture requirements. If the EPA imposes efficient combustion requirements, we do not anticipate that they will have a material adverse effect on the cost of our operations.

While the federal Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of federal climate legislation in the U.S., a number of states, excluding Texas, and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions. Two of the more significant non-federal GHG programs are the Regional Greenhouse Gas Initiative (“RGGI”) located in the Northeast United States, and California’s cap-and-trade program. We currently do not conduct operations in California or the areas covered by

RGGI. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial condition, demand for our services, results of operations and cash flows.

Finally, should Congress undertake comprehensive tax reform in the coming year, it is possible that such reform will include a carbon tax. A carbon tax could impose additional direct costs on our operations and reduce demand for refined products. The ultimate impact of any carbon tax on our operations would further depend upon whether a carbon tax supplanted the other federal GHG regulations to which we are currently subject or is administered as an additional program.

Terrorist attacks aimed at our facilities or surrounding areas could adversely affect our business.

The U.S. government has issued warnings that energy assets, specifically the nation’s pipeline and terminal infrastructure, may be the future targets of terrorist organizations. In addition to the threat of terrorist attacks, we face various other security threats, including cyber-security threats to gain unauthorized access to sensitive information or to render data or systems unusable. Cyber-security attacks in particular are evolving and include but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Any terrorist attack at our facilities, those of our customers and, in some cases, those of other pipelines, refineries or terminals could materially and adversely affect our financial condition, results of operations or cash flows.

We rely upon certain critical information systems for the operation of our business, and the failure of any critical information system may result in harm to our business.

We are heavily dependent on our technology infrastructure and maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include data network and telecommunications, internet access and our websites, and various computer hardware equipment and software applications, including those that are critical to the safe operation of our pipelines and terminals. These information systems are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cyber-attacks and other events. To the extent that these information systems are under our control, we have implemented measures, such as virus protection software, intrusion detection systems and emergency recovery processes to address the outlined risks. However, security measures for information systems cannot be guaranteed to be failsafe. Any compromise of our data security or our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business and subject us to additional costs and liabilities, which could adversely affect our results of operations. Finally, federal legislation relating to cyber-security threats may be enacted that could impose additional requirements on our operations.

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

The amount of estimated maintenance capital expenditures our general partner is required to deduct from operating surplus each quarter could increase in the future, resulting in a decrease in available cash from operating surplus that could be distributed to our unitholders.

Our partnership agreement requires our general partner to deduct from operating surplus each quarter estimated maintenance capital expenditures as opposed to actual maintenance capital expenditures in order to reduce disparities in operating surplus caused by fluctuating maintenance capital expenditures. Our annual estimated maintenance capital expenditures for purposes of calculating operating surplus is approximately $8.0 million for 2013. This amount is based on our current estimates of the amounts of expenditures we will be required to make in the future to maintain our long-term operating capacity, which we believe to be reasonable. Our partnership agreement does not cap the amount of maintenance capital expenditures that our general partner may estimate. The amount of our estimated maintenance capital expenditures may be more than our actual maintenance capital expenditures, which will reduce the amount of available cash from operating surplus that we would otherwise have available for distribution to unitholders . The amount of estimated maintenance capital expenditures deducted from operating surplus is subject to review and change by the board of directors of our general partner at least once a year, with any change approved by the conflicts committee. In addition to estimated maintenance capital expenditures, reimbursement of expenses incurred by our general partner and its affiliates will reduce the amount of available cash from operating surplus that we would otherwise have available for distribution to our unitholders.

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

In order to maintain our status as a partnership for U.S. federal income tax purposes, 90% or more of our gross income in each tax year must be qualifying income under Section 7704 of the Internal Revenue Code. A small portion of our current business relates to the transportation and storage of specialty products that may not generate qualifying income. In an attempt to ensure that 90% or more of our gross income in each tax year is qualifying income, we conduct the portion of our business related to these specialty products in OTBSP. Currently, this subsidiary represents approximately 7% of our total gross income. If the income generated by this subsidiary disproportionately increases as a percentage of our total gross income, we may choose to have this subsidiary treated as a corporation for U.S. federal income tax purposes. In such case, this subsidiary would be subject to corporate-level tax on its taxable income at the applicable federal corporate income tax rate (currently, 35%). Imposition of a corporate level tax would reduce the anticipated cash available for distribution to us from OTBSP’s assets and operations and, in turn, would reduce our cash available for distribution to our unitholders. Moreover, if the IRS were to successfully assert that this subsidiary had more tax liability than we would currently anticipate or legislation was enacted that increased the corporate tax rate, our cash available for distribution to our unitholders would be further reduced.

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

Item 1B. Unresolved Staff Comments

None.
Item 2.    Properties

Information regarding our properties is contained in Item 1. Business — Assets and Areas of Operations and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Market Information

Our common units are listed and traded on the NYSE under the symbol “OILT.” Our common units began trading on July 15, 2011, at an initial offering price of $21.50 per unit. Prior to July 15, 2011, our equity securities were not listed on any exchange and there was no public market for our units. The following table sets forth the high and low sales prices per unit for our common units on the NYSE and the cash distributions declared for the periods indicated:

	Common Unit Price Range		Distribution per common and subordinated unit (1)
2012	High	Low		Record Date	Payment Date

4th Quarter	$38.60	$33.11	$0.39	February 1, 2013	February 14, 2013
3rd Quarter	$41.13	$30.74	$0.375	November 2, 2012	November 14, 2012
2nd Quarter	$31.96	$27.65	$0.36	August 3, 2012	August 14, 2012
1st Quarter	$32.93	$26.57	$0.35	May 3, 2012	May 14, 2012

2011
4th Quarter	$29.55	$22.11	$0.34	February 3, 2012	February 14, 2012
3rd Quarter (2)	$25.25	$21.75	$0.2678	November 3, 2011	November 14, 2011
2nd Quarter (3)	n/a	n/a	n/a	n/a	n/a
1st Quarter (3)	n/a	n/a	n/a	n/a	n/a
____________________

(1)	Cash distributions for a quarter are declared and paid in the following quarter. See below for a discussion of our policy regarding distribution payments.

(2)
The distribution paid for the third quarter of 2011 represents our minimum quarterly distribution prorated for the period beginning immediately after the closing date of our IPO, July 19, 2011, and ending on September 30, 2011.

(3)	Our common units did not commence trading on the NYSE until July 15, 2011.

As of the close of business on March 5, 2013, based upon information received from our transfer agent and brokers and nominees, there were approximately six unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record. We have also issued 19,449,901 subordinated units, for which there is no established public trading market. All of the subordinated units are held by affiliates of our general partner. Our general partner and its affiliates receive quarterly distributions on these units only after the minimum quarterly distribution has been paid to the holders of our common units.

We are a publicly traded partnership and are not subject to federal income tax. Instead, unitholders are required to report their allocable share of our income, gain, loss and deduction, regardless of whether we make distributions.

Under the terms of the agreements governing our debt, we are required to maintain certain financial ratios, and in order to comply with these covenants, we may be restricted in our ability to declare or pay distributions to unitholders. As of December 31, 2012, we are in compliance with all of these covenants. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources for further information.

Selected Information from our Partnership Agreement

Set forth below is a summary of the significant provisions of our partnership agreement that relate to cash distributions, minimum quarterly distributions and IDRs.

Available Cash

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date. Our partnership agreement generally defines available cash as, for each quarter, cash generated from our business in excess of the amount of cash reserves established by our general partner to provide for the conduct of our business, to comply with applicable law, any of our debt instruments or other agreements or to provide for future distributions to our unitholders for any one or more of the next four quarters. Our available cash also may include, if our general partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter. Working capital borrowings generally include borrowings made under a credit agreement, commercial paper facility or similar financing arrangement.

Minimum Quarterly Distribution

Our partnership agreement provides that, during the subordination period, holders of the common units will have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.3375 per common unit, which amount is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution to holders of the common units from prior quarters, before any distributions of available cash from operating surplus may be made to holders of the subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, holders of the subordinated units will not be entitled to receive any distributions from operating surplus until holders of the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be sufficient available cash from operating surplus to pay the minimum quarterly distribution on the common units.

General Partner Interest and IDRs

Our partnership agreement provides that our general partner initially will be entitled to 2.0% of all distributions that we make prior to our liquidation. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its 2.0% general partner interest if we issue additional units. Our general partner’s 2.0% interest, and the percentage of our cash distributions to which it is entitled, will be proportionately reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us in order to maintain its 2.0% general partner interest. Our partnership agreement does not require our general partner to fund its capital contribution with cash and our general partner may fund its capital contribution with common units or other property.

Our general partner is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels shown below:

	Target Quarterly Distribution Target Amount	Marginal Percentage Interest in Distributions
		Unitholders	General Partner
Minimum quarterly distribution	$0.3375	98.0%	2.0%
First target distribution	above $0.3375 up to $0.38813	98.0%	2.0%
Second target distribution	above $0.38813 up to $0.42188	85.0%	15.0%
Third target distribution	above $0.42188 up to $0.50625	75.0%	25.0%
Thereafter	above $0.50625	50.0%	50.0%

The table above assumes that our general partner maintains its 2.0% general partner interest, that there are no arrearages on common units and our general partner continues to own the IDRs. The maximum distribution sharing percentage of 50.0% includes distributions paid to the general partner on its 2.0% general partner interest and does not include any distributions that the general partner may receive on common units that it owns or may acquire. Our general partner holds all of our IDRs, but may transfer these rights separately from its general partner interest, subject to restrictions in our partnership agreement.

Issuer Purchases and Unregistered Sales of Equity Securities

None.

Item 6.    Selected Financial Data

The following tables set forth, for the periods and at the dates indicated, our selected consolidated financial data for each of the last five years. The consolidated financial data presented as of December 31, 2012, 2011, 2010 and 2009 and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 are derived from our audited historical consolidated financial statements. The consolidated financial data as of December 31, 2008 is derived from unaudited historical combined financial data of our Predecessor. Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The tables should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report (in thousands, except per unit amounts).

	Year Ended December 31,
	2012	2011	2010	2009	2008
Income Statement Data:
Revenue	$135,497	$117,377	$116,450	$100,840	$79,112
Operating expense	36,025	31,862	32,415	29,158	29,437
Selling, general and administrative expense	18,856	17,985	15,775	13,830	9,709
Depreciation and amortization expense	15,901	15,676	15,579	14,191	12,854
(Gain) loss on disposal of fixed assets	13	544	(339)	96	(4)
Gain on property casualty indemnification (1)	—	(928)	(4,688)	—	—
Loss on impairment of assets	—	—	46	155	213
Operating income (1)	64,702	52,238	57,662	43,410	26,903
Interest expense	(1,654)	(5,438)	(9,538)	(8,401)	(7,356)
Loss on early extinguishment of debt (2)	—	(6,382)	—	—	—
Income tax (expense) benefit (3)	(576)	21,506	(11,483)	(10,482)	(6,166)
Net income (1) (2) (3)	62,645	62,397	37,815	25,116	12,585
Net income subsequent to IPO on July 19, 2011	62,645	23,806

Key Performance Measures:
Adjusted EBITDA (4)	80,616	67,530	68,260	57,852	39,966
General partner’s interest in net income	1,489	476
Limited partners’ interest in net income	61,156	23,330
Earnings per common unit – basic and diluted (5)	$1.57	$0.60
Earnings per subordinated unit – basic and diluted (5)	$1.57	$0.60
Distributions per unit (6)	$1.425	$0.2678

	December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Total assets	$469,220	$322,035	$310,469	$303,500	$274,838
Total debt, including current portion	149,300	20,800	148,258	164,215	157,072
Total partners’ capital	285,928	279,847	104,049	90,096	68,991

	Year Ended December 31,
	2012	2011	2010	2009	2008
Cash Flow Data:
Net cash flows provided by (used in):
Operating activities	$75,254	$56,376	$60,678	$32,253	$27,002
Investing activities	(162,527)	(45,304)	(30,191)	(34,469)	(64,435)
Financing activities	70,508	4,018	(27,597)	3,243	39,558
Capital expenditures	(149,827)	(27,772)	(11,167)	(34,479)	(64,468)
___________

(1)
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

(2)
During the year ended December 31, 2011, we recognized a loss of $6.4 million on the repayment of debt, which was repaid with proceeds from our IPO. See Notes 8 and 9 in the Notes to Consolidated Financial Statements.

(3)
Upon the change in tax status in connection with our IPO, during the year ended December 31, 2011, we recognized a non-recurring gain of $27.1 million related to the elimination of the deferred tax account balances.

(4)
Adjusted EBITDA is not a presentation made in accordance with GAAP. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “– Adjusted EBITDA” for a reconciliation of Adjusted EBITDA from net income.

(5)
The 2011 amounts represent basic and diluted earnings per unit for the period from July 19, 2011 (the closing of our IPO) through December 31, 2011. See Note 1 in the Notes to Consolidated Financial Statements.

(6)
Beginning with the quarter ended September 30, 2011, we distributed all of our available cash to unitholders of record on the applicable record date in accordance with our partnership agreement. The minimum quarterly distribution of $0.3375 was pro-rated for the period beginning after July 19, 2011 (the closing of our IPO) through September 30, 2011.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our consolidated financial statements and our accompanying notes thereto included in Item 8. Financial Statements and Supplementary Data of this Report. Our discussion and analysis includes the following:

•	Overview of Business;

•	General Outlook for 2013;

•	2012 Developments and Updates — discusses major items impacting our results in 2012;

•	Results of Operations — discusses material year-to-year variances in the consolidated statements of income;

•	Liquidity and Capital Resources — addresses available sources of liquidity and capital resources and includes a discussion of our capital spending;

•	Critical Accounting Policies and Estimates — presents accounting policies and estimates that are among the most critical to the presentation of our financial position and results of operations; and

•	Other Considerations — includes information related to contractual obligations, off-balance sheet arrangements and related party transactions.

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

Overview of Business
We are a Delaware limited partnership formed by OTA on March 14, 2011 to engage in the storage, terminaling and transportation of crude oil, refined petroleum products and liquefied petroleum gas. OTA owns and controls our general partner, OTLP GP, LLC. Through OTH and OTB, our wholly owned subsidiaries, we own and operate storage and terminaling assets located along the Gulf Coast of the United States on the Houston, Texas Ship Channel and in Beaumont, Texas. We report in one business segment.

On July 19, 2011, we completed our IPO of 11,500,000 common units, including 1,500,000 common units issued in connection with the underwriters’ exercise of their over-allotment option, at a price of $21.50 per unit. Through July 18, 2011, OTH and OTB were wholly owned subsidiaries of OTA. OTA and its affiliates contributed all of their equity interests in OTH and OTB to us on July 19, 2011, and in exchange, we issued an aggregate of 7,949,901 common units and 19,449,901 subordinated units to OTA and its affiliates, and issued IDRs to our general partner. At December 31,

2012, OTA owned our general partner, 7,949,901 common units and 19,449,901 subordinated units. OTA is a wholly owned subsidiary of Oiltanking GmbH, our German parent company.

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

We operate crude oil and refined petroleum products terminals on the Houston, Texas Ship Channel. At December 31, 2012, our Houston facility has an aggregate active storage capacity of approximately 12.1 million barrels and provides integrated terminaling services to a variety of customers, including major integrated oil companies, marketers, distributors and chemical companies.

Our Beaumont terminal serves as a regional hub for refined petroleum products for refineries located in the Gulf Coast region. At December 31, 2012, this facility has an aggregate active storage capacity of approximately 5.5 million barrels and provides integrated terminaling services to a variety of customers, including major integrated oil companies, distributors, marketers and chemical and petrochemical companies.

General Outlook for 2013

We believe that cash flow in excess of distributions as well as borrowings under our Credit Agreement or other long-term debt agreements with Oiltanking Finance B.V. will enable us to fund our currently anticipated expansion activities for the next several years. However, funding of additional expansion activities or acquisitions may require us to access additional capital resources, which we intend to fund with a balanced combination of equity and debt capital. Although we believe that equity and debt markets will be available to us on reasonable terms based on current market conditions, there can be no assurance that future market conditions will permit us to access capital to fund future acquisition and expansion activities.

We believe the market conditions for crude oil and refined products storage and transportation providers will remain favorable in 2013 as strong trends in North America infrastructure development continue. We believe the continued robust activity in North America unconventional resource plays and changing logistics to transport the gases and liquids to demand markets should continue to drive increased demand for our storage and transportation services. We believe that these continued developments and the impact production will have on the liquids distribution system and major Gulf Coast refining centers should continue to create opportunities for us to use our existing assets and to develop additional infrastructure to meet the growing needs of our customers. In addition, we anticipate increased natural gas liquids production will lead to a higher level of capital investments in the natural gas processing and fractionating sectors, which will in turn drive more demand for the handling and export of liquefied petroleum gases over the next several years.

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

2012 Developments and Updates

Significant financial highlights during the year ended December 31, 2012, included the following:

•
On May 16, 2012, OTH entered into the Loan Agreement for the purpose of financing the purchase of property, plant and equipment with a maturity date of December 15, 2022. At December 31, 2012, OTH had $125.0 million of outstanding borrowings under the Loan Agreement at a fixed interest rate of 4.55%.

•
On November 7, 2012, OILT entered into Addendum No. 2 to its unsecured revolving line of credit agreement with Oiltanking Finance B.V. to increase the amount of the revolving credit commitment from $50.0 million to $150.0 million and to extend the maturity date from June 30, 2013 to November 30, 2017. At December 31, 2012, we had $6.0 million of outstanding borrowings under the revolving line of credit at an interest rate of 2.44%.

•
We increased our quarterly distribution to $0.39 per unit for the fourth quarter of 2012, representing a 14.7% increase over the distribution for the fourth quarter of 2011, and our fifth consecutive quarterly increase since going public in the third quarter of 2011.

Significant operational highlights during the year ended December 31, 2012, included the following:

•
In April 2012, we placed into service the final 390,000 barrel storage tank that was part of our Houston terminal expansion commenced in 2011. The two other tanks, with an aggregate 655,000 barrels of storage capacity, were placed into service during 2011.

•
During the first quarter of 2012, our board of directors approved $11.0 million of spending to extend our previously announced pipeline expansion project into a third-party terminal at Houston. The majority of this additional storage capacity and new pipelines were placed into service in the first quarter of 2013, with one remaining tank expected to be placed into service in the second quarter of 2013.

•
On April 16, 2012, we announced approval of an expansion project of approximately $104.0 million to construct approximately 3.2 million barrels of new crude oil storage capacity near our Houston terminal. The project included the purchase of 95 acres of nearby land on which the new capacity is being constructed. During 2012, we spent approximately $47.0 million of the $104.0 million budgeted for the expansion project. We expect to spend the remaining $57.0 million in 2013 and to complete construction of all of the new crude oil storage capacity during the fourth quarter of 2013.

•
On September 4, 2012, we announced approval of an approximately $70.0 million project to construct approximately 3.3 million barrels of new crude oil storage capacity near our Houston terminal. We anticipate commencing construction by the beginning of the second quarter of 2013 when all relevant permits are in place. The new storage capacity is expected to be placed into service during the third and fourth quarters of 2014.

Results of Operations
Our operating results were as follows for the periods indicated (in thousands, except per unit amounts):

	Year Ended December 31,
	2012	2011	2010

Revenues	$135,497	$117,377	$116,450
Costs and expenses:
Operating	36,025	31,862	32,415
Selling, general and administrative	18,856	17,985	15,775
Depreciation and amortization	15,901	15,676	15,579
(Gain) Loss on disposal of fixed assets	13	544	(339)
Gain on property casualty indemnification	—	(928)	(4,688)
Loss on impairment of assets	—	—	46
Total costs and expenses	70,795	65,139	58,788
Operating income	64,702	52,238	57,662
Other income (expense):
Interest expense	(1,654)	(5,438)	(9,538)
Loss on early extinguishment of debt	—	(6,382)	—
Interest income	33	42	74
Other income	140	431	1,100
Total other expense, net	(1,481)	(11,347)	(8,364)
Income before income tax (expense) benefit	63,221	40,891	49,298
Income tax (expense) benefit	(576)	21,506	(11,483)
Net income	$62,645	$62,397	$37,815

Earnings per common unit – basic and diluted (1)	$1.57	$0.60
Earnings per subordinated unit – basic and diluted (1)	$1.57	$0.60
______________

(1)	Amounts attributable to 2011 are reflective of general and limited partner interest in net income subsequent to the closing of our IPO on July 19, 2011.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) before net interest expense, income tax (expense) benefit, depreciation and amortization expense and other income, as further adjusted to exclude certain other non-cash and non-recurring items, such as gains and losses on disposal of fixed assets, property casualty indemnification, early extinguishment of debt and impairment of assets. Adjusted EBITDA is not a presentation made in accordance with GAAP. Adjusted EBITDA is a non-GAAP supplemental financial performance measure that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess: (i) our financial performance as compared to other publicly traded partnerships in the midstream energy industry, without regard to historical cost basis or financing methods, (ii) the viability of proposed projects and acquisitions and (iii) the overall rates of return on investment in various opportunities. Accordingly, we believe that the presentation of Adjusted EBITDA provides useful information to investors in assessing our results of operations.

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

The following table presents a reconciliation of Adjusted EBITDA from net income, the most directly comparable GAAP financial measure, for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010

Reconciliation of Adjusted EBITDA from net income:
Net income	$62,645	$62,397	$37,815
Depreciation and amortization	15,901	15,676	15,579
Income tax expense (benefit)	576	(21,506)	11,483
Interest expense, net	1,621	5,396	9,464
Loss on early extinguishment of debt	—	6,382	—
(Gain) Loss on disposal of fixed assets	13	544	(339)
Gain on property casualty indemnification	—	(928)	(4,688)
Loss on impairment of assets	—	—	46
Other income	(140)	(431)	(1,100)
Adjusted EBITDA	$80,616	$67,530	$68,260

Operating Data

The following table presents operating data for the periods indicated:

	Year Ended December 31,
	2012	2011	2010

Storage capacity, end of period (mmbbls) (1)	17.7	17.3	16.8
Storage capacity, average (mmbbls)	17.6	16.8	16.8
Terminal throughput (mbpd) (2)	822.2	771.9	784.9
Vessels per period	879	823	799
Barges per period	3,233	2,509	2,910
Trucks per period (3)	11,307	5,158	—
Rail cars per period (4)	7,979	702	—
_______________________

(1)	Represents million barrels (“mmbbls”).

(2)	Represents thousands of barrels per day (“mbpd”).

(3)	Beginning in June 2011, one of our customers began unloading product by truck.

(4)	Beginning in November 2011, one of our customers began unloading product by rail car.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Adjusted EBITDA. Adjusted EBITDA for the year ended December 31, 2012 increased by $13.1 million, or 19.4%, to $80.6 million from $67.5 million for the year ended December 31, 2011. The increase in Adjusted EBITDA was primarily attributable to increased revenues of $18.1 million, partially offset by increased operating expenses of $4.2 million and increased selling, general and administrative expenses (“SG&A expenses”) of $0.9 million.

Revenues. Revenues for the year ended December 31, 2012 increased by $18.1 million, or 15.4%, to $135.5 million from $117.4 million for the year ended December 31, 2011. The increase in revenues was primarily attributable to additional revenues from the new storage capacity placed into service in December 2011 and in April 2012 and an escalation in storage fees, resulting in an increase in storage revenues of $9.8 million, higher throughput fee revenue of $5.1 million, primarily attributable to increased liquefied petroleum gas exports during 2012 and an increase in ancillary services fee revenue of $3.2 million, approximately $1.4 million of which relates to revenues from a pipeline-related construction project for a customer that was completed and recognized during 2012.

Operating Expenses. Operating expenses for the year ended December 31, 2012 increased by $4.2 million, or 13.1%, to $36.0 million from $31.9 million for the year ended December 31, 2011. The increase in operating expenses was primarily due to an increase of $2.3 million in operations employee-related costs incurred by OTA and charged to us under the Services Agreement due to increases in benefit costs and higher operational labor in the 2012 period, an increase of $1.9 million in legal, engineering and permitting and licensing fees, an increase of $1.4 million in expenses associated with the pipeline-related construction project discussed above and an increase of $0.3 million in insurance costs. These increases in operating expenses were partially offset by a decrease of $1.2 million in power and fuel costs due to re-negotiated power rates at a lower rate and a decrease of $0.5 million in rental expense due to the purchase of previously leased land for our expansion projects.

Selling, General and Administrative Expenses. SG&A expenses for the year ended December 31, 2012 increased by $0.9 million, or 4.8%, to $18.9 million from $18.0 million for the year ended December 31, 2011. The increase in SG&A expenses in the 2012 period was primarily due to additional costs of operating as a publicly traded partnership for the full year in 2012, as compared to only a portion of the year ended December 31, 2011.

Depreciation Expense. Depreciation expense for the year ended December 31, 2012 increased by $0.2 million, or 1.4%, to $15.9 million from $15.7 million for the year ended December 31, 2011, primarily due to assets placed in service in late 2011 and in 2012.

Loss on Disposal of Fixed Assets. During the years ended December 31, 2012 and 2011, we recognized losses of less than $0.1 million and approximately $0.5 million, respectively, on the disposal of certain terminal assets that were dismantled.

Gain on Property Casualty Indemnification. During the year ended December 31, 2012, we did not recognize any gain or loss from property casualty indemnification. During the year ended December 31, 2011, we recognized a gain of $0.9 million, of which $0.7 million was from an insurance contract related to damages sustained during a hurricane in 2008 and $0.2 million was from proceeds received under an insurance contract resulting from property damages which occurred in 2008 at a dock at our Beaumont terminal (see Note 4 in the Notes to Consolidated Financial Statements).

Interest Expense. Interest expense for the year ended December 31, 2012 decreased by $3.8 million, or 69.6%, to $1.7 million from $5.4 million for the year ended December 31, 2011, primarily due to lower outstanding borrowings as a result of the repayment of notes payable to an affiliate with proceeds from our IPO in July 2011, and higher interest capitalized on construction projects.

Loss on Early Extinguishment of Debt. During the year ended December 31, 2012, we did not recognize any loss on early extinguishment of debt. During the year ended December 31, 2011, we recognized a $6.4 million loss on early extinguishment of debt, attributable to a reimbursement paid to Oiltanking Finance B.V. for fees incurred in connection with the repayment of $119.5 million of outstanding amounts under our notes payable, affiliate, with the proceeds of our IPO.

Income Tax (Expense) Benefit. Income tax expense for the year ended December 31, 2012 was $0.6 million, compared to an income tax benefit of $21.5 million for the year ended December 31, 2011, a net change of $22.1 million. The net change was primarily attributable to the change in the tax status of OTH in connection with our IPO in July 2011. Prior to our IPO, in July 2011, OTH elected to be treated as a disregarded entity for U.S. federal income tax purposes (see Note 7 in the Notes to Consolidated Financial Statements). Upon the change in tax status of OTH, we recognized a non-recurring income tax benefit of $27.1 million related to the elimination of the deferred tax account balances. Due to our status as a partnership, we and our subsidiaries are not subject to U.S. federal or state income taxes, with the exception of Texas margin tax.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Adjusted EBITDA. Adjusted EBITDA for the year ended December 31, 2011 decreased by $0.8 million, or 1.1%, to $67.5 million from $68.3 million for the year ended December 31, 2010. The decrease in Adjusted EBITDA was primarily attributable to increased SG&A expenses of $2.2 million, partially offset by increased revenues of $0.9 million and decreased operating expenses of $0.5 million.

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

Selling, General and Administrative Expenses. SG&A expenses for the year ended December 31, 2011 increased by $2.2 million, or 14.0%, to $18.0 million from $15.8 million for the year ended December 31, 2010. The increase in SG&A expenses was primarily due to an increase in professional fees primarily attributable to additional costs of operating as a publicly traded partnership and an increase in expenses due to hiring additional personnel.

Depreciation Expense. Depreciation expense for the year ended December 31, 2011 increased by $0.1 million, or 0.6%, to $15.7 million from $15.6 million for the year ended December 31, 2010. The increase in depreciation expense was primarily due to assets placed in service in late 2010, partially offset by decreased depreciation expense due to the distribution of assets to OTA in connection with our IPO (see Note 1 in the Notes to Consolidated Financial Statements).

(Gain) Loss on Disposal of Fixed Assets. During the year ended December 31, 2011, we recognized a loss of $0.5 million on the disposal of certain terminal assets that were dismantled. During the year ended December 31, 2010, we recognized a gain of $0.3 million on the disposal of assets.

Gain on Property Casualty Indemnification. During the year ended December 31, 2011, we recognized a gain of $0.9 million, of which $0.7 million was from an insurance contract related to damages sustained during a hurricane in 2008 and $0.2 million was from proceeds received under an insurance contract resulting from property damages which occurred in 2008 at a dock at our Beaumont terminal (see Note 4 in the Notes to Consolidated Financial Statements). During the year ended December 31, 2010, we recognized a gain of $4.7 million from proceeds received under the insurance contract relating to damages sustained at the dock facility struck by the vessel during 2008.

Interest Expense. Interest expense for the year ended December 31, 2011 decreased by $4.1 million, or 43.0%, to $5.4 million from $9.5 million for the year ended December 31, 2010, primarily due to lower outstanding borrowings as a result of the repayment of $119.5 million of notes payable, affiliate, with proceeds from our IPO.

Loss on Early Extinguishment of Debt. During the year ended December 31, 2011, we recognized a $6.4 million loss on early extinguishment of debt, attributable to a reimbursement paid to Oiltanking Finance B.V. for fees incurred in connection with the repayment of $119.5 million of outstanding amounts under our notes payable, affiliate, with the proceeds from our IPO. During the year ended December 31, 2010, we did not recognize any loss on early extinguishment of debt.

Other Income (Expense). Other income (expense) for the year ended December 31, 2011 decreased by $0.7 million to $0.4 million from $1.1 million for the year ended December 31, 2010, primarily due to a lower gain recognized in 2011 related to the sale of residual product.

Income Tax (Expense) Benefit. Income tax benefit for the year ended December 31, 2011 was $21.5 million, compared to an income tax expense of $11.5 million for the year ended December 31, 2010, a net change of $33.0 million. The net change was primarily attributable to the change in tax status of OTH. In July 2011, OTH elected to be treated as a disregarded entity for U.S. federal income tax purposes (see Note 7 in the Notes to Consolidated Financial Statements). Due to the change in tax status of OTH, we recognized a non-recurring income tax benefit of $27.1 million related to the elimination of the deferred tax account balances. Due to our status as a partnership, we and our subsidiaries are not subject to U.S. federal or state income taxes, with the exception of Texas margin tax.

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

During the year ended December 31, 2012, we paid cash distributions totaling $56.6 million, or $1.425 per unit, and corresponding distributions on our general partner’s interest, to unitholders. On January 22, 2013, the board of directors of our general partner declared a cash distribution to our unitholders of $0.39 per unit for the fourth quarter of 2012, and a corresponding distribution on our general partner’s interest and incentive distribution rights. The fourth quarter 2012 cash distribution totaling approximately $15.5 million was paid on February 14, 2013 to unitholders of record at the close of business on February 1, 2013. The fourth quarter 2012 cash distribution represents a 4.0% increase over the third quarter 2012 cash distribution of $0.375 per unit. We intend to continue to pay a quarterly distribution based on the number of common and subordinated units and the general partner interest outstanding to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates.

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

We anticipate funding these projects primarily with cash on hand and long-term borrowings from Oiltanking Finance B.V.

OILT Credit Agreement
Our Credit Agreement with Oiltanking Finance B.V., which we amended in November 2012, is a $150.0 million credit agreement, with a maturity date of November 30, 2017. From time to time upon our written request and in the sole determination of Oiltanking Finance B.V., the revolving credit commitment can be increased up to an additional $75.0 million, for a maximum revolving credit commitment of $225.0 million. Borrowings bear interest at LIBOR plus a margin ranging from 1.65% to 2.50% depending upon a leverage-based grid. Any unused portion of the revolving line of credit is subject to a commitment fee of 0.35% per annum. As of December 31, 2012, we had $6.0 million of borrowings outstanding under the Credit Agreement at an interest rate of 2.44% per annum.

OTH Loan Agreement

On May 16, 2012, OTH entered into the Loan Agreement for the purpose of financing the purchase of property, plant and equipment, through which borrowings were available through December 15, 2012, with a maturity date of December 15, 2022. At December 31, 2012, OTH had $125.0 million of outstanding borrowings under the Loan Agreement at a fixed interest rate of 4.55%.

Potential OTA Financial Support

OTA and other members of the Oiltanking Group, including Oiltanking Finance B.V., may elect, but are not obligated, to provide financial support to us under certain circumstances, such as in connection with an acquisition or expansion capital project. Our partnership agreement contains provisions designed to facilitate the Oiltanking Group’s ability to provide us with financial support while reducing concerns regarding conflicts of interest by defining certain potential financing transactions between OTA and other members of the Oiltanking Group, including Oiltanking Finance B.V., on the one hand, and us, on the other hand, as fair to our unitholders. In that regard, the following forms of potential Oiltanking Group financial support do not require approval by the Conflicts Committee of the board of directors of our general partner and will be deemed fair to our unitholders, and will not constitute a breach of any fiduciary or other duty owed to us by our general partner, if consummated on terms no less favorable than described below:

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

In addition, following the completion of our issuance of units in connection with an underwritten public offering, direct placement and/or private offering of units, we may make a reasonably prompt redemption of a number of common units owned by OTA or its affiliates that is no greater than the aggregate number of common units issued to OTA or its affiliates pursuant to the provisions summarized in the first bullet above (taking into account any prior redemption pursuant to the provisions summarized in this paragraph) at a price per common unit that is no greater than the price per common unit paid by the investors in such offering, as applicable, less underwriting discounts and commissions or placement fees, if any. As with the transactions described in the bullets above, any such redemption will be deemed fair to our unitholders and will not constitute a breach of any duty owed to us by our general partner.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cash provided by (used in):
Operating activities	$75,254	$56,376	$60,678
Investing activities	(162,527)	(45,304)	(30,191)
Financing activities	70,508	4,018	(27,597)
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

Operating Activities

2012 Compared to 2011. Net cash flows provided by operating activities for the year ended December 31, 2012 increased by $18.9 million, or 33.5%, to $75.3 million from $56.4 million for the year ended December 31, 2011. The increase was primarily attributable to an increase in storage service fee revenues, throughput fee revenues and ancillary service fee revenues, partially offset by increased operating and SG&A expenses.

2011 Compared to 2010. Net cash flows provided by operating activities for the year ended December 31, 2011 decreased by $4.3 million, or 7.1%, to $56.4 million from $60.7 million for the year ended December 31, 2010. The decrease was primarily attributable to increased SG&A expenses and the receipt in the 2010 period of a one-time payment of $2.0 million, which we recorded as deferred revenue (see Note 6 in the Notes to Consolidated Financial Statements). These decreases were partially offset by an increase in throughput revenues and the annual escalation of storage fees and decreased operating expenses.

Investing Activities

2012 Compared to 2011. Net cash flows used in investing activities for the year ended December 31, 2012 increased by $117.2 million, or 258.7%, to $162.5 million from $45.3 million for the year ended December 31, 2011. The increase is primarily attributable to an increase in fixed asset purchases of $122.1 million, partially offset by an increase of $5.6 million in the collections, net of issuance, of notes receivable from Oiltanking Finance B.V.

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

Cash paid for capital expenditures were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010

Maintenance capital expenditures	$3,682	$4,160	$3,536
Expansion expenditures	146,145	23,612	7,631
Total capital expenditures	$149,827	$27,772	$11,167

Maintenance capital expenditures are those capital expenditures required to maintain our long-term operating capacity. Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity over the long-term. During the year ended December 31, 2012, we spent $146.1 million of expansion capital primarily for the continuing construction of the new storage capacity at our Houston area terminals and associated crude oil pipeline infrastructure investments. During the year ended December 31, 2011, we spent $23.6 million of expansion capital primarily for both the completion of a barge dock at our Beaumont terminal and for the continuing construction of and partial completion of storage capacity at our Houston terminal.

In 2013, we expect to spend approximately $135.0 million to $145.0 million for capital expenditures, of which approximately $8.0 million is expected to relate to maintenance capital expenditures, including amounts carried over from 2012. A majority of the expansion project spending projected for 2013 relates to the crude oil pipelines and storage capacity projects at our Houston area terminals (see — Overview of Business and — 2012 Developments and Updates).

We anticipate the above mentioned capital expenditures will be funded primarily with cash on hand and long-term borrowings from Oiltanking Finance B.V.

We believe we have sufficient liquid assets, cash flow from operations and borrowing capacity under the Credit Agreement to meet our financial commitments, debt service obligations and anticipated capital expenditures. We are, however, subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely have an adverse effect on our borrowing capacity.

Financing Activities

2012 Compared to 2011. Net cash flows provided by financing activities for the year ended December 31, 2012 increased by $66.5 million to $70.5 million from $4.0 million for the year ended December 31, 2011. The following were the principal factors resulting in the increase in net cash flows provided by financing activities during the year ended December 31, 2012:

•
During the year ended December 31, 2012, we borrowed $125.0 million under the Loan Agreement and $6.0 million under the Credit Agreement (see Note 8 in the Notes to Consolidated Financial Statements) to finance expansion projects. In connection with our entry into the Loan Agreement and an amendment of the Credit Agreement, we paid arrangement fees totaling $1.3 million to Oiltanking Finance B.V.

•
During the year ended December 31, 2012, we paid $56.6 million of cash distributions to our limited partners and general partner. During the year ended December 31, 2011, we paid $10.6 million of cash distributions to our limited partners and general partner as we were only public for a portion of the year.

•
During the year ended December 31, 2012, we paid $0.2 million of pre-IPO cash distributions to OTA and its affiliates, which had been declared, but not paid, in connection with our IPO in 2011 and was included in accounts payable, affiliates, at December 31, 2011. During the year ended December 31, 2011, we paid $85.5 million of cash distributions to OTA and its affiliates, consisting of: (i) $2.0 million, which had been declared in December 2010 and paid in January 2011, and was included in accounts payable, affiliates, at December 31, 2010, and (ii) $83.5 million, which was paid to OTA in July 2011 in connection with our IPO, $77.0 million of which was paid using proceeds from the public issuance of common units.

•
During the year ended December 31, 2011, we received net proceeds of $231.2 million from the issuance of 11,500,000 common units in our IPO, after deducting the underwriting discount and the structuring fee.

We incurred an additional $3.4 million of costs associated with our IPO, result in total net proceeds from our IPO of $227.8 million.

•
During the years ended December 31, 2012 and 2011, we repaid $2.5 million and $127.5 million of notes payable to an affiliate, respectively. Of the amount repaid in 2011, $119.5 million was repaid in July 2011 with proceeds from our IPO.

•	During the year ended December 31, 2011, we paid an arrangement fee of $0.3 million in connection with entering into the Credit Agreement.

2011 Compared to 2010. Net cash flows provided by financing activities for the year ended December 31, 2011 increased by $31.6 million to $4.0 million from net cash flows used in financing activities of $27.6 million for the year ended December 31, 2010. The following were the principal factors resulting in the increase in net cash flows provided by financing activities during the year ended December 31, 2011:

•
During the year ended December 31, 2011, we received net proceeds of $231.2 million from the issuance of 11,500,000 common units in our IPO, after deducting the underwriting discount and the structuring fee. We incurred an additional $3.4 million of costs associated with our IPO, resulting in total net proceeds from our IPO of $227.8 million.

•	During the year ended December 31, 2011, we used the proceeds from our IPO to repay $119.5 million of outstanding notes payable to an affiliate.

•
During the year ended December 31, 2011, we paid pre-IPO cash distributions to OTA and its affiliates of $85.5 million, consisting of: (i) $2.0 million, which had been declared during December 2010 and paid in January 2011, and was included in accounts payable, affiliates, at December 31, 2010, and (ii) $83.5 million, which was paid to OTA in July 2011, $77.0 million of which was paid using proceeds from the public issuance of common units.

•	On November 14, 2011, we paid our first quarterly cash distribution of $10.6 million, or $0.2678 per unit, to our limited partners and general partner.

•
During the year ended December 31, 2011, we repaid an additional $8.0 million of notes payable, affiliate, while during the year ended December 31, 2010, we repaid $13.9 million, net of borrowings, of notes payable, affiliate.

•	During the year ended December 31, 2011, we paid an arrangement fee of $0.3 million in connection with entering into the Credit Agreement.

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

Long-Lived Assets

At December 31, 2012 and 2011, the net book value of our property, plant and equipment was $418.3 million and $271.6 million, respectively. Property, plant and equipment is generally recorded at its original acquisition cost, and its carrying value accounted for approximately 89.1% of our consolidated assets at December 31, 2012.

The cost of long-lived assets is generally depreciated on a straight-line basis over the estimated useful lives of the assets ranging from 4 to 40 years. Useful lives are based on historical experience, contract expiration or other reasonable basis, and are adjusted when changes in planned use, technological advances or other factors indicate that a different life would be more appropriate. Changes in useful lives that do not result in the impairment of an asset are recognized prospectively. Depreciation expense was $15.9 million, $15.7 million and $15.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

There were no impairments recorded for the years ended December 31, 2012 and 2011. During the year ended December 31, 2010, we recorded impairment on assets totaling approximately $0.05 million.

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
Our insurance does not cover every potential risk associated with operating our storage facility, pipeline system and related facilities, including the potential loss of significant revenues. We believe we are adequately insured for liability and property damage to others with respect to our operations. With respect to all of our coverage, we may not be able to maintain adequate insurance in the future at rates we consider reasonable.

At December 31, 2012 and 2011, there are no material accruals for contingencies in the accompanying consolidated financial statements. At December 31, 2012 and 2011, we had not identified any environmental obligations that would require accrual in our consolidated financial statements. Although the resolution of uncertainties historically has not had a material impact on our results of operations or financial condition, we cannot provide assurance that actual amounts will not vary significantly from estimated amounts.

Other Considerations

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$149,300	$2,500	$5,000	$11,000	$130,800
Interest payments (1)	65,008	7,618	14,685	13,913	28,792
Purchase commitments (2)	22,035	22,035	—	—	—
Capital expenditure obligations (3)	12,732	12,732	—	—	—
Total contractual cash obligations	$249,075	$44,885	$19,685	$24,913	$159,592
___________

(1)
Interest payments include amounts due on our currently outstanding notes payable to an affiliate, Loan Agreement and Credit Facility, and commitment fees due on our Credit Facility. The interest amount calculated on the Credit Facility is based on the assumption that the amount outstanding and the interest rate charged both remain at their current levels.

(2)
We have short-term purchase obligations for products and services with third-party suppliers. Our estimated future payment obligations are based on the contractual price under each contract for products and services at December 31, 2012.

(3)
We have short-term payment obligations relating to capital projects we have initiated. These obligations represent unconditional payment obligations we have agreed to pay vendors for services rendered or products purchased and are included in accounts payable and accrued expenses on our consolidated balance sheet as of December 31, 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Related Party Transactions
For more information regarding related party transactions, see Item 13. Certain Relationships and Related Transactions, and Director Independence and Notes 3, 8 and 9 in the Notes to Consolidated Financial Statements.

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
At December 31, 2012, we had $6.0 million of outstanding borrowings under the Credit Agreement, bearing interest at variable rates. The average interest rate incurred on the indebtedness as of December 31, 2012 was 2.44% per annum. A hypothetical 1% increase in the interest rate charged by Oiltanking Finance B.V. would have resulted in an estimated $0.1 million increase in interest expense for the year ended December 31, 2012. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any risk management contracts.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of OTLP GP, LLC, as General Partner of Oiltanking Partners, L.P. and
the Partners of Oiltanking Partners, L.P.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Oiltanking Partners, L.P. (the “Partnership”) as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, cash flows and partners’ capital for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oiltanking Partners, L.P. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oiltanking Partners, L.P.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 6, 2013, expressed an unqualified opinion thereon.

/s/  BDO USA, LLP

Houston, Texas
March 6, 2013

OILTANKING PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)

	December 31,
	2012	2011
Assets:
Current assets:
Cash and cash equivalents	$7,071	$23,836
Receivables:
Trade	12,160	5,613
Affiliates	615	3,751
Other	313	261
Note receivable, affiliate	28,000	15,300
Prepaid expenses and other	1,290	1,352
Total current assets	49,449	50,113
Property, plant and equipment, net	418,289	271,644
Other assets, net	1,482	278
Total assets	$469,220	$322,035
Liabilities and partners’ capital:
Current liabilities:
Accounts payable and accrued expenses	$29,399	$13,582
Current maturities of long-term debt, affiliate	2,500	2,500
Accounts payable, affiliates	2,049	3,681
Federal income taxes due to parent	—	1,210
Total current liabilities	33,948	20,973
Long-term debt, affiliate, less current maturities	146,800	18,300
Deferred revenue	2,544	2,915
Total liabilities	183,292	42,188
Commitments and contingencies (Note 17)
Partners’ capital:
Common units (19,449,901 units issued and outstanding at December 31, 2012 and 2011)	248,176	245,314
Subordinated units (19,449,901 units issued and outstanding at December 31, 2012 and 2011)	36,354	33,492
General partner’s interest	1,398	1,041
Total partners’ capital	285,928	279,847
Total liabilities and partners’ capital	$469,220	$322,035

The accompanying notes are an integral part of these consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)

	Year Ended December 31,
	2012	2011	2010

Revenues	$135,497	$117,377	$116,450
Costs and expenses:
Operating	36,025	31,862	32,415
Selling, general and administrative	18,856	17,985	15,775
Depreciation and amortization	15,901	15,676	15,579
(Gain) Loss on disposal of fixed assets	13	544	(339)
Gain on property casualty indemnification	—	(928)	(4,688)
Loss on impairment of assets	—	—	46
Total costs and expenses	70,795	65,139	58,788
Operating income	64,702	52,238	57,662
Other income (expense):
Interest expense	(1,654)	(5,438)	(9,538)
Loss on early extinguishment of debt	—	(6,382)	—
Interest income	33	42	74
Other income	140	431	1,100
Total other expense, net	(1,481)	(11,347)	(8,364)
Income before income tax (expense) benefit	63,221	40,891	49,298
Income tax (expense) benefit:
Current	(576)	(5,860)	(7,527)
Deferred	—	27,366	(3,956)
Income tax (expense) benefit	(576)	21,506	(11,483)
Net income	$62,645	$62,397	$37,815

Allocation of 2011 net income for earnings per unit calculation:
Net income		$62,397
Net income prior to initial public offering on July 19, 2011		(38,591)
Net income subsequent to initial public offering on July 19, 2011		$23,806

Allocation of net income to partners: (1)
Net income allocated to general partner	$1,489	$476
Net income allocated to common unitholders	$30,578	$11,665
Net income allocated to subordinated unitholders	$30,578	$11,665

Earnings per limited partner unit: (1)
Common unit (basic and diluted)	$1.57	$0.60
Subordinated unit (basic and diluted)	$1.57	$0.60

Weighted average number of limited partner units outstanding:
Common units (basic and diluted)	19,450	19,450
Subordinated units (basic and diluted)	19,450	19,450
_______________________

(1)	Amounts attributable to 2011 are reflective of general and limited partner interest in net income subsequent to the closing of the Partnership’s initial public offering on July 19, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2012	2011	2010

Net income	$62,645	$62,397	$37,815
Postretirement benefit plan adjustment, net of $–, $33 and $79 tax benefit, respectively	—	(62)	(147)

Comprehensive income	$62,645	$62,335	$37,668

The accompanying notes are an integral part of these consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$62,645	$62,397	$37,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,901	15,676	15,579
Deferred income tax (benefit) expense	—	(27,366)	3,956
Postretirement net periodic benefit cost	—	695	1,265
Loss on impairment of assets	—	—	46
Unrealized gain on investment in mutual funds	—	(96)	(124)
Increase in cash surrender value of life insurance policies	—	(42)	(39)
(Gain) Loss on disposal of fixed assets	13	544	(339)
Gain on property casualty indemnification	—	(928)	(4,688)
Amortization of deferred financing costs	165	66	—
Changes in assets and liabilities:
Trade and other receivables	(6,599)	(579)	(1,409)
Federal income taxes due (to) from parent	(1,210)	4,174	2,821
Prepaid expenses and other assets	(57)	665	(498)
Accounts receivable/payable, affiliates	1,682	3,754	2,009
Accounts payable and accrued expenses	2,847	(3,070)	2,638
Deferred compensation	—	453	6
Deferred revenue	(133)	33	1,640
Total adjustments from operating activities	12,609	(6,021)	22,863
Net cash provided by operating activities	75,254	56,376	60,678
Cash flows from investing activities:
Issuance of notes receivable, affiliate	(52,000)	(38,500)	(51,500)
Collections of notes receivable, affiliate	39,300	20,200	26,500
Payments for purchase of property, plant and equipment	(149,827)	(27,772)	(11,167)
Proceeds from sale of property, plant and equipment	—	14	359
Payment for disposal of assets	—	(544)	—
Proceeds from property casualty indemnification	—	1,298	5,617
Proceeds from surrender of life insurance policies	—	—	2,525
Payments for purchase of mutual funds	—	—	(2,525)
Investment in life insurance policies	—	(1,378)	—
Proceeds from sale of mutual funds	—	1,378	—
Net cash used in investing activities	(162,527)	(45,304)	(30,191)
Cash flows from financing activities:
Borrowings under loan agreement, affiliate	125,000	—	—
Borrowings under credit agreement, affiliate	6,000	—	—
Borrowings under notes payable, affiliate	—	—	6,000
Payments under notes payable, affiliate	(2,500)	(127,458)	(19,860)
Debt issuance costs	(1,250)	(250)	—
Net proceeds from issuance of common units	—	227,807	—
Contributions from partners	—	1	—
Distributions paid to partners	(56,742)	(96,082)	(13,737)
Net cash provided by (used in) financing activities	70,508	4,018	(27,597)
Net increase (decrease) in cash and cash equivalents	(16,765)	15,090	2,890
Cash and cash equivalents — Beginning of period	23,836	8,746	5,856
Cash and cash equivalents — End of period	$7,071	$23,836	$8,746
The accompanying notes are an integral part of these consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Pre-Formation			Post-Formation
			Accumulated Other Comprehensive Loss		Limited Partners’ Interests
	General Partners’ Interests	Limited Partners’ Interests		General Partner’s Interest	Common Units	Subordinated Units	Total

Balance — January 1, 2010	$915	$90,636	$(1,455)	$—	$—	$—	$90,096
Postretirement benefit plan adjustment, net of $79 tax benefit	—	—	(147)	—	—	—	(147)
Distributions declared to partners, $23,737 distributed	(257)	(25,480)	—	—	—	—	(25,737)
Partners’ non-cash contribution – land	20	2,002	—	—	—	—	2,022
Net income	378	37,437	—	—	—	—	37,815
Balance — December 31, 2010	1,056	104,595	(1,602)	—	—	—	104,049
Net income attributable to the period from January 1, 2011 through July 18, 2011	386	38,205	—	—	—	—	38,591
Postretirement benefit plan adjustment, net of $33 tax benefit	—	—	(62)	—	—	—	(62)
Contributions from partners	—	1	—	—	—	—	1
Net distribution of assets and liabilities to partners	(217)	(21,532)	1,664	—	—	—	(20,085)
Cash distribution to partners	(836)	(82,794)	—	—	—	—	(83,630)
Balance – July 19, 2011, prior to contribution of assets	389	38,475	—	—	—	—	38,864
Contribution of net assets to Oiltanking Partners, L.P. in exchange for common units, subordinated units, incentive distribution rights and a 2% general partner interest	(389)	(38,475)	—	777	11,051	27,036	—
Issuance of common units to public, net of offering costs	—	—	—	—	227,807	—	227,807
Cash distribution to partners	—	—	—	(212)	(5,209)	(5,209)	(10,630)
Net income attributable to the period from July 19, 2011 through December 31, 2011	—	—	—	476	11,665	11,665	23,806
Balance — December 31, 2011	—	—	—	1,041	245,314	33,492	279,847
Net income	—	—	—	1,489	30,578	30,578	62,645
Cash distributions to partners	—	—	—	(1,132)	(27,716)	(27,716)	(56,564)
Balance — December 31, 2012	$—	$—	$—	$1,398	$248,176	$36,354	$285,928

The accompanying notes are an integral part of these consolidated financial statements.

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Organization
Oiltanking Partners, L.P. (“OILT”) is a Delaware limited partnership formed by Oiltanking Holding Americas, Inc. (“OTA”) on March 14, 2011 to engage in the storage, terminaling and transportation of crude oil, refined petroleum products and liquefied petroleum gas. OTA owns and controls OILT’s general partner, OTLP GP, LLC (“general partner”). Through its wholly owned subsidiaries, Oiltanking Houston, L.P. (“OTH”) and Oiltanking Beaumont Partners, L.P. (“OTB”), OILT owns and operates storage and terminaling assets located along the Gulf Coast of the United States on the Houston, Texas Ship Channel and in Beaumont, Texas.
As discussed further below, OILT completed its initial public offering (“IPO”), and OTA and its affiliates contributed all of their equity interests in OTH and OTB to OILT on July 19, 2011. Through July 18, 2011, OTH and OTB were wholly owned subsidiaries of OTA. At December 31, 2012 and 2011 , OTA owned OILT’s general partner, 7,949,901 common units and 19,449,901 subordinated units. OTA is a wholly owned subsidiary of Oiltanking GmbH.
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

In exchange for OTA and its affiliates contributing all of their equity interests in OTH and OTB to OILT on July 19, 2011, OILT issued an aggregate of 7,949,901 common units and 19,449,901 subordinated units to OTA and its affiliates and incentive distribution rights to its general partner.

The net proceeds from our IPO of approximately $231.2 million, after deducting the underwriting discount and the structuring fee, were used to: (i) repay intercompany indebtedness owed to Oiltanking Finance B.V., a wholly owned finance company of the Oiltanking Group, in the amount of approximately $119.5 million, (ii) pay Oiltanking Finance B.V. for approximately $1.0 million of interest due on intercompany indebtedness and reimburse Oiltanking Finance B.V. for approximately $6.4 million of fees incurred in connection with the repayment of such indebtedness, (iii) make distributions to OTA and its affiliates in the aggregate amount of $77.2 million, (iv) pay other offering expenses of approximately $3.4 million and (v) provide us with working capital of approximately $23.7 million.

In anticipation of our IPO, certain assets and liabilities of OTH and OTB were distributed to OTA. We historically sponsored a non-pension postretirement benefit plan for the employees of all entities owned by OTA and a deferred compensation plan for certain employees (see Notes 11 and 12). On June 1, 2011, the postretirement benefit and deferred compensation plans and obligations were distributed to and assumed by OTA, and certain assets used to fund the deferred compensation plan obligations were distributed to OTA. In addition, effective June 1, 2011, our former employees were transferred to OTA, and OTA became the sponsor of our self-insurance program and 401(k) retirement plan (see Notes 11 and 12). OTH and OTB also made non-cash distributions to OTA, consisting of certain land parcels, an office building, other property and equipment, certain accounts receivable and notes receivable, affiliate. OTH and OTB also made cash distributions to OTA. Net deferred tax assets related to these assets and liabilities were also distributed to OTA. See Note 15 for further information regarding the amounts distributed to OTA.

At December 31, 2012, we had outstanding (i) 19,449,901 common units and 19,449,901 subordinated units representing limited partner interests, (ii) a 2.0% general partner interest and (iii) incentive distribution rights. OTA and its affiliates hold 70.4% of all of our outstanding common and subordinated units (or a 69.0% limited partner interest), and other security holders hold the remaining 29.6% (or a 29.0% limited partner interest). The limited partners

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

collectively hold a 98.0% limited partner interest in OILT, and the general partner holds a 2.0% general partner interest in OILT.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We adhere to the following significant accounting policies in the preparation of our consolidated financial statements.

Basis of Presentation and Principles of Consolidation
Because the contribution of OTH and OTB to OILT was a transaction among businesses under common control, the accounts of OTH and OTB have been reflected retroactively in our financial statements on a carryover basis. Therefore, for periods prior to our IPO, the accompanying consolidated financial statements and related notes present the historical accounts of OTH and OTB. The accompanying consolidated financial statements, to the extent they relate to periods prior to our IPO, may not necessarily be indicative of the actual results of operations that might have occurred if OILT had existed as a separate entity during those periods. In addition, the effects of our IPO, certain related asset and liability transfers, cash distributions and debt extinguishment transactions that occurred in June and July 2011 are reflected in the historical consolidated financial statements on the dates the transactions occurred.

The consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”). All significant intercompany transactions and balances have been eliminated in consolidation.

Asset Retirement Obligations

We regularly assess our legal obligations with respect to estimated retirements of certain of our long-lived assets to determine if an asset retirement obligation (“ARO”) exists. GAAP requires the fair value of a liability related to the retirement of long-lived assets be recorded at the time a legal obligation is incurred, if the liability can be reasonably estimated. When the liability is initially recorded, the carrying amount of the related asset is increased by the amount of the liability. Over time, the liability is accreted to its future value, with the accretion recorded to expense. GAAP further requires where there is an obligation to perform an asset retirement activity, even though uncertainties exist about the timing or method of settlement, an entity is required to recognize a liability for the fair value of a conditional ARO if the fair value of the liability can be determined.

Our assets generally consist of storage tanks and underground pipelines and related facilities along rights-of-way. Our rights-of-way agreements typically do not require the dismantling, removal and reclamation of the right-of-way upon permanent removal of the pipelines and related facilities from service. Additionally, we are unable to predict when, or if, our pipelines, storage tanks and related facilities would become completely obsolete and require decommissioning. Accordingly, we have not recorded a liability or corresponding asset as both the amounts and timing of such potential future costs are indeterminable.

Business Segments

We report in one reportable business segment. We derive our net revenues from two operating segments — OTH and OTB. The two operating segments have been aggregated into one reportable segment because they have similar long-term economic characteristics, types and classes of customers and provide similar services. The aggregation of operating segments into one reportable segment requires management to evaluate whether there are similar expected long-term economic characteristics for each operating segment, and is an area of significant judgment. If the expected long-term economic characteristics of our operating segments were to become dissimilar, then we could be required to re-evaluate the number of reportable segments. See Note 16 for further information regarding our business segment.

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capitalization of Interest

Interest on borrowed funds is capitalized on projects during construction based on the approximate average interest rate of our debt. Interest capitalized for the years ended December 31, 2012, 2011 and 2010 was $1.7 million, $0.6 million and $0.02 million, respectively.

Cash and Cash Equivalents

Cash equivalents represent all highly liquid investments with original maturities of three months or less. The carrying value of cash equivalents approximates fair value because of the short term nature of these investments. At December 31, 2012 and 2011, cash and cash equivalents was comprised of cash held in banks.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents, trade receivables and other receivables. Cash and cash equivalents are held on deposit with major banks. We maintain our cash and cash equivalents at financial institutions for which the combined account balances in individual institutions may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a credit risk related to amounts on deposits in excess of FDIC coverage. We believe the financial institutions holding these amounts are financially sound and, accordingly, minimal credit risk exists with respect to these assets.

We extend credit to our customers primarily in the petroleum and related service industries but do not consider there to be any concentration of credit risk with any single customer. See Note 14 for additional information.

Contingencies

Certain conditions may exist as of the date our consolidated financial statements are issued that may result in a loss to us, but which will only be resolved when one or more future events occur or fail to occur. Our management, with input from legal counsel, assesses such contingent liabilities, and such assessment inherently involves an exercise in judgment. In assessing loss contingencies related to legal proceedings pending against us or unasserted claims that may result in proceedings, our management, with input from legal counsel, evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates it is probable a material loss has been incurred and the amount of liability can be estimated, then the estimated liability would be accrued in our consolidated financial statements. If the assessment indicates a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed.

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

Earnings per Limited Partner Unit

Basic and diluted net income per unit is determined by dividing net income, after deducting the general partner’s interest, allocated to each class of limited partner units, by the weighted average number of limited partner units for such class outstanding during the period. The limited partners’ interest in net income is calculated by first reducing net income by the distribution pertaining to the current period’s net income, which is to be paid in the subsequent quarter (including the incentive distribution rights in excess of the 2.0% general partner interest, if applicable). Then, the remaining undistributed earnings or excess distributions over earnings, if any, are allocated to the general partner and limited partner interests in accordance with the contractual terms of the partnership agreement. Diluted earnings per limited partner unit reflects, where applicable, the potential dilution that could occur if securities or other agreements to issue additional units of a limited partner class, such as phantom unit awards, were exercised, settled or converted into such units (see Note 10). We currently have none of these types of awards outstanding.

Environmental Expenditures

Environmental costs are expensed if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. Liabilities are recorded when site restoration, environmental remediation, cleanup or other obligations are either known or considered probable and can be reasonably estimated. At December 31, 2012 and 2011, we had not identified any environmental obligations that would require accrual in our consolidated financial statements.

Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to use estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other assumptions and information we believe to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. While we believe the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates.

Fair Value Measurements

Notes receivable, affiliate are reported in the consolidated balance sheets at amounts which approximate fair value due to the relatively short period to maturity of these financial instruments (Level 2). The carrying values of our fixed-rated debt approximate fair value based upon borrowing rates currently available to us for loans with similar terms (Level 2). The fair values of our variable-rate debt are their carrying amounts, as the carrying amount reasonably

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximates fair value due to the variability of the interest rates. See Note 8 for further details of our fixed-rate and variable-rate debt.

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

Impairment Assessment of Long-Lived Assets

We periodically evaluate whether events or circumstances have occurred that indicate the estimated remaining useful life of long-lived assets, including property and equipment, may warrant revision or that the carrying value of these assets may be impaired. We evaluate the potential impairment of long-lived assets based on undiscounted cash flow expectations for the related asset relative to its carrying value. These future estimates are based on historical results, adjusted to reflect our best estimates of future market and operating conditions. Actual results may vary materially from our estimates, and accordingly may cause a full impairment of the long-lived assets. If a long-lived asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, calculated using a discounted future cash flows analysis. There were no impairments recorded for the years ended December 31, 2012 and 2011. During the year ended December 31, 2010, we recorded impairments of assets totaling approximately $0.05 million.

Income Taxes

For periods prior to our IPO, no provision for U.S. federal income taxes has been made in our consolidated financial statements related to the operations of OTB, as OTB had been treated as a partnership not subject to federal income tax and the tax effects of OTB’s operations were included in the consolidated federal income tax return of OTA. OTH also was included in the consolidated federal income tax return of OTA, but OTH historically had elected to be taxed as a corporation, and income tax expense included provisions calculated as if OTH had filed a separate tax return utilizing a statutory rate of 35%. Deferred income taxes resulted from temporary differences between the income tax basis of the assets and liabilities and the amounts reported in OTH’s financial statements.

In July 2011, OTH elected to be treated as a disregarded entity for U.S. federal income tax purposes. Due to the change in tax status of OTH, we recognized a non-recurring income tax benefit of $27.1 million related to the elimination of the deferred tax account balances, which is included in our consolidated statement of income for the year ended December 31, 2011.

The financial statement benefit of an uncertain tax position is recognized only after considering the probability a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. We recognize interest and other charges relating to unrecognized tax benefits as additional tax expense. We have not recognized any liabilities for uncertain tax positions in our consolidated balance sheets.

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2007, the Texas margin tax applies to legal entities conducting business in Texas, including previously non-taxable entities such as limited partnerships and limited liability partnerships. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenues and expenses and therefore has the characteristics of an income tax.

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

Other Comprehensive Income (Loss)

Our other comprehensive income (loss) consists of postretirement benefit plan costs not recognized in earnings, and is reflected net of the related income tax effects. In connection with our IPO, the postretirement benefit plan was transferred to OTA. For the year ended December 31, 2012, our comprehensive income equals our net income.

Postretirement Benefit Plan Obligations

Prior to our IPO, we sponsored an unfunded multi-employer postretirement healthcare benefit plan, covering employees and retirees of OTH, OTB and other subsidiaries of OTA. Because OTH was the primary obligor, the postretirement benefit liabilities represented the present value of all of the benefit obligations of the plan. Postretirement benefit costs were developed from actuarial valuations. Actuarial assumptions were established to anticipate future events and were used in calculating the expense and liabilities related to this plan. These factors included assumptions management made with regards to interest rates, rates of increase in health care costs and employee turnover rates, among others. Management reviewed and updated these assumptions on an annual basis. The actuarial assumptions used could have differed from actual results due to changing market rates or other factors. These differences could have impacted the amount of postretirement benefit expense recorded. Effective June 1, 2011, OTA became the sponsor of our postretirement healthcare benefit plan, and our obligations under this plan along with our former employees were transferred to OTA.

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

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, plant and equipment are depreciated using the straight-line method, over the estimated useful life of each asset as follows:

Estimated Life in Years
Production and terminal facilities	4 to 40
Rights of way	10 to 15

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

•
Collection is Deemed Probable.  Collectability is evaluated on a customer-by-customer basis. We conduct a credit review for all customers at the inception of a new agreement to determine the creditworthiness of potential and existing customers. Collection is deemed probable if we expect the customer will be able to pay amounts under the agreement as payments become due. If we determine collection is not probable, revenues are deferred and recognized upon cash collection.

We collect taxes on certain revenue transactions to be remitted to governmental authorities, which may include sales, use, value added and some excise taxes. These taxes are not included in revenue.

Trade Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are customer obligations due under agreed-upon trade terms. We regularly perform credit evaluations of our customers and generally do not require collateral. We regularly review trade accounts receivable to determine if any receivables could potentially be uncollectible, and if so, include a determined amount in the allowance for doubtful accounts. Based on the information available, we believe no allowance for doubtful accounts was needed at December 31, 2012 and 2011. However, actual write-offs may occur.

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unit-Based Compensation

We have a long-term incentive plan, the Oiltanking Partners, L.P. Long-Term Incentive Plan (the “LTIP”), for employees, consultants and directors of the general partner and those of its affiliates, including Oiltanking North America, LLC (“OTNA”), a subsidiary of OTA, who perform services for us. The LTIP provides for the grant of restricted units, unit options, phantom units, unit payments, unit appreciation rights, other equity-based awards, distribution equivalent rights and performance awards. The LTIP limits the number of common units that may be delivered pursuant to awards under the plan to 3,889,980 units. As of December 31, 2012, no awards had been granted under the LTIP.

3. RELATED PARTY TRANSACTIONS

We have engaged in certain transactions with other OTA subsidiaries, as well as other companies related to us by common ownership. Ongoing transactions include our provision of storage and ancillary services to these affiliates. Prior to July 19, 2011, we also provided certain centralized administrative services including, among others, rental of administrative and operations office facilities, human resources, information technology, engineering, environmental and regulatory, treasury and certain financial services. Amounts charged for storage and ancillary services are classified as revenues. Amounts charged for the other administrative services discussed above are classified as a reduction of selling, general and administrative expense. Effective July 19, 2011, OTA began providing these administrative services to us and other OTA affiliates.

Total charges for related party services were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010

Storage and ancillary service fees	$3,212	$3,142	$3,256
Other revenues	13	1,565	2,437
Total related party charges	$3,225	$4,707	$5,693

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

Effective June 1, 2011, in anticipation of our IPO, all of our former employees were transferred to OTA. Effective July 19, 2011, certain operating and selling, general and administrative services necessary to operate our business are provided by OTA pursuant to the Services Agreement. Charges for these services are included in operating and selling, general and administrative expenses in the table below.

We also pay annual maintenance and technical support costs for proprietary software owned by Oiltanking GmbH, which we use in performing terminaling services for our customers. Each terminal location is allocated a portion of the global Oiltanking GmbH maintenance costs based on the number of users located at each facility. In management’s estimation, the costs incurred approximate the amounts that would have been incurred for similar third-party software programs for terminaling operations. Subsequent to our IPO, these services are provided pursuant to the Services Agreement.

During the years ended December 31, 2012, 2011 and 2010, we capitalized $4.3 million, $0.9 million and $0.4 million, respectively, of related party engineering services into construction in progress.

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2012 and 2011, total related party accounts receivable were $0.6 million and $3.8 million, respectively. Total related party accounts payable were $2.0 million and $3.7 million at December 31, 2012 and 2011, respectively. Additionally, we had $0.1 million and $2.0 million within accounts payable and accrued expenses at December 31, 2012 and 2011, respectively, associated with related party administrative fees (see Note 5).

Long-term debt payable to Oiltanking Finance B.V., including both current and long-term portions, at December 31, 2012 and 2011, was $149.3 million and $20.8 million, respectively. In July 2011, we repaid approximately $119.5 million of the outstanding notes payable, affiliate, with proceeds from our IPO. We also reimbursed Oiltanking Finance B.V. for approximately $6.4 million of fees incurred in connection with the repayment of such indebtedness. See Note 8 for further details of our debt and credit agreements. Oiltanking Finance B.V. is a wholly owned finance company of Oiltanking GmbH that serves as the global bank for the Oiltanking Group’s terminal holdings, including us, and arranges loans and notes at market rates and terms for approved terminal construction projects.

At December 31, 2012 and 2011, total interest and commitment fees payable to Oiltanking Finance B.V. under term loans and credit financing arrangements of $0.6 million and $0.3 million, respectively, were included in accounts payable and accrued expenses (see Note 5).

From time to time, we invest cash with Oiltanking Finance B.V. in short-term notes receivable at then-prevailing market rates. At December 31, 2012 and 2011, we had short-term notes receivable of $28.0 million and $15.3 million, respectively, from Oiltanking Finance B.V., bearing weighted-average interest rates of 0.15% and 0.51%, respectively.

The following table summarizes related party operating expenses, selling, general and administrative expenses, interest expense and interest income reflected in the consolidated statements of income for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010

Operating	$12,997	$4,795	$—
Selling, general and administrative (1)	15,952	10,622	3,526
Interest expense (net of amounts capitalized)	1,628	5,413	9,508
Loss on early extinguishment of debt	—	6,382	—
Interest income	33	42	73
____________

(1)
We incurred $16.0 million and $6.6 million of selling, general and administrative expenses under the Services Agreement during the year ended December 31, 2012 and during the period from July 19, 2011 through December 31, 2011, respectively. These amounts for the years ended December 31, 2012 and 2011 include $1.1 million and $0.3 million, respectively, of costs from OTA related to ongoing maintenance costs for an invoicing and inventory computer system that are reimbursable under the Services Agreement but not included in the annual fixed fee of $14.9 million.

OTH was included in the consolidated OTA federal tax returns for periods prior to our IPO, and as a result is required to reimburse OTA for the excess of tax liabilities computed on a separate return basis over taxes paid or is entitled to the excess of taxes paid over its tax liabilities computed on a separate return basis. At December 31, 2011, we had recorded a payable of $1.2 million for federal income taxes due to our parent that was subsequently paid in 2012.

See Notes 1 and 15 for a discussion of asset and liability transfers made in connection with our IPO.

Transactions with a Certain Director

One of the directors of our general partner, David L. Griffis, is employed by and a shareholder of the law firm of Crain, Caton & James, P.C., a firm that provides legal counsel to us, as well as to OTA and certain of its other affiliates.

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fees for legal services paid to Crain, Caton & James, P.C. for services to us totaled $1.1 million, $0.8 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Agreements with Affiliates

Services Agreement. On July 19, 2011, in connection with our IPO, we entered into a services agreement (the “Services Agreement”) with our general partner and OTNA, a subsidiary of OTA, and subsequently amended the Services Agreement in December 2011, pursuant to which OTNA agreed to provide us certain specified selling, general and administrative services necessary to manage our business for an annual fixed fee of $14.9 million, payable in equal monthly installments. We also agreed to reimburse OTNA for all operating expenses and all expenses it incurs as a result of our becoming a publicly traded partnership, including all operating expenses it incurs with respect to insurance coverage for our business, with such reimbursement obligations not subject to any cap.

The initial term of the Services Agreement is ten years, and it will automatically renew for additional twelve-month periods following the expiration of the initial term unless and until either we or OTNA provide 180 days written notice of our or OTNA’s intention to terminate the agreement. During the initial term or any renewal term, the annual fixed fee related to selling, general and administrative expenses will be adjusted as necessary each year to account for inflation as measured by the consumer price index. In addition, with the approval of the Conflicts Committee of the board of directors of our general partner, the fee may be adjusted to account for growth in our business or asset base.
Omnibus Agreement. On July 19, 2011, in connection with the closing of our IPO, we entered into an omnibus agreement (the “Omnibus Agreement”) with our general partner and OTA, pursuant to which OTA agreed to provide us with a license to use the name “Oiltanking” and related marks in connection with our business at no cost to us.

The Omnibus Agreement also provides for certain indemnification obligations between us and OTA with respect to the assets which were contributed to us by OTA in connection with the closing of our IPO. OTA’s indemnification obligations to us include the following: (i) for a period of three years after the closing of our IPO, OTA will indemnify us for environmental losses arising out of any event or circumstance associated with the operation of our assets prior to the closing of our IPO of up to $15.0 million in the aggregate, provided that OTA will only be liable to provide indemnification for losses to the extent that the aggregate dollar amount of losses suffered by us exceeds $0.5 million in any calendar year; (ii) until 60 days after the applicable statute of limitations, OTA will indemnify us for any additional federal, state and local income tax liabilities attributable to the ownership and operation of our assets and the assets of our subsidiaries prior to the closing of our IPO; (iii) for a period of three years after the closing of our IPO, OTA will indemnify us for any losses resulting from the failure to have all necessary consents and governmental permits necessary for us to operate our assets in substantially the same manner in which they were used and operated immediately prior to the closing of our IPO; and (iv) for a period of three years after the closing of our IPO, OTA will indemnify us for any losses resulting from our failure to have valid and indefeasible easement rights, rights-of-way, leasehold and/or fee ownership interest in the lands where our assets are located if such failure prevents us from using or operating our assets in substantially the same manner as they were operated immediately prior to the closing of our IPO. The Omnibus Agreement will generally remain in effect so long as OTA controls our general partner, or unless mutually terminated by the parties.

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at the dates indicated (in thousands):

	December 31,
	2012	2011

Land	$23,340	$9,125
Production and terminal facilities	460,209	432,419
Rights-of-way	30	30
Construction in progress	136,876	16,506
Total property, plant and equipment	620,455	458,080
Less: accumulated depreciation	(202,166)	(186,436)
Total property, plant and equipment, net	$418,289	$271,644

Depreciation expense was $15.9 million, $15.7 million and $15.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Interest costs capitalized as part of the costs of construction in progress were $1.7 million, $0.6 million and $0.02 million during the years ended December 31, 2012, 2011 and 2010, respectively.

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

In connection with our IPO, OTH and OTB made non-cash distributions to OTA, consisting of certain land parcels, an office building and other property and equipment. See Notes 1 and 15 for further information regarding the amounts distributed to OTA.

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at the dates indicated (in thousands):

	December 31,
	2012	2011

Accounts payable, trade	$7,891	$3,060
Accrued capital expenditures	12,732	—
Accrued compensation	—	1,253
Accrued property taxes	4,987	5,078
Accrued sales and other taxes	207	271
Related party interest and commitment fees payable	611	288
Related party administrative fees payable	60	2,004
Deferred revenue	1,039	801
Other	1,872	827
Total accounts payable and accrued expenses	$29,399	$13,582

6. DEFERRED REVENUE
During 2007, we entered into a modification of a lease as a lessor and received a one-time upfront rental payment of $2.5 million, which is being amortized on a straight-line basis over the term of the lease, approximately sixteen years. At December 31, 2012 and 2011, deferred revenue related to this upfront rental payment was $1.6 million and $1.7 million, respectively, of which $0.2 million at each date was current and included in accounts payable and accrued expenses.
During 2010, we entered into a modification of a revenue agreement and received a one-time payment of $2.0 million, which is being amortized on a straight-line basis over the remaining term of the agreement, approximately nine years. At December 31, 2012 and 2011, deferred revenue related to this one-time payment was $1.4 million and $1.6 million, respectively, of which $0.2 million at each date was current and included in accounts payable and accrued expenses.
At December 31, 2011, we had $0.4 million of current deferred revenue related to an advance payment received from a customer, and such amount was included in accounts payable and accrued expenses. During the first quarter of 2012, we completed the construction of pipeline-related assets for the customer, and recognized the deferred revenue of $0.4 million related to the project.

At December 31, 2012, we had $0.6 million of current deferred revenue related to a customer throughput and deficiency agreement.

7. INCOME TAXES

For periods prior to our IPO, no provision for U.S. federal income taxes has been made in our consolidated financial statements related to the operations of OTB, as OTB had been treated as a partnership not subject to federal income tax and the tax effects of OTB’s operations were included in the consolidated federal income tax return of OTA. OTH also was included in the consolidated federal income tax return of OTA, but OTH historically had elected to be taxed as a corporation, and income tax expense included provisions calculated as if OTH had filed a separate tax return utilizing a statutory rate of 35%. Deferred income taxes resulted from temporary differences between the income tax basis of the assets and liabilities and the amounts reported in OTH’s financial statements.

In July 2011, OTH elected to be treated as a disregarded entity for U.S. federal income tax purposes. Upon the change in tax status of OTH, we recognized a non-recurring income tax benefit of $27.1 million related to the elimination

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

all of our deferred tax accounts, which is included in our consolidated statements of income for the year ended December 31, 2011.

Due to our status as a partnership, we and our subsidiaries, including OTH and OTB, are not subject to U.S. federal or state income taxes, with the exception of Texas margin tax.

Total income tax expense differed from the amounts computed by applying the tax rate to income before income tax expense as a result of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010

Income before income tax (expense) benefit	$40,891	$49,298
U.S. federal corporate statutory rate	35%	35%
Expected income tax expense	(14,312)	(17,254)
OILT, OTB and OTH income not subject to income tax	8,974	5,920
Elimination of deferred tax account balances	27,052	—
Texas margin tax, net of federal income tax benefit	(208)	(149)
Total income tax (expense) benefit	$21,506	$(11,483)

During the year ended December 31, 2012, we recorded $0.6 million of income tax expense related to the Texas margin tax.

Our policy is to classify any interest and penalties associated with income taxes as income tax expense. During the years ended December 31, 2012, 2011, and 2010, we did not recognize any amounts in respect of potential interest and penalties associated with income taxes.

Our 2008 through 2012 tax years are subject to examination by the federal and state taxing jurisdictions.

8. DEBT

Long-term debt, affiliate, consists of the following at the dates indicated (in thousands):

	December 31,
	2012	2011

6.78% Note due 2019 – OTH	$6,300	$7,200
7.45% Note due 2019 – OTB	5,600	6,400
7.02% Note due 2020 – OTB	6,400	7,200
4.55% OTH Loan Agreement, due 2022	125,000	—
OILT Credit Agreement, due 2017	6,000	—
Total debt	149,300	20,800
Less current portion	(2,500)	(2,500)
Total long-term debt, affiliate	$146,800	$18,300

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the scheduled maturities of principal amounts of our debt obligations for the next five years and in total thereafter (in thousands):

Years Ending
December 31,

2013	$2,500
2014	2,500
2015	2,500
2016	2,500
2017	8,500
Thereafter	130,800
Total	$149,300

In connection with our IPO, we repaid intercompany indebtedness owed to Oiltanking Finance B.V. in the amount of approximately $119.5 million, reimbursed Oiltanking Finance B.V. for approximately $6.4 million of fees incurred in connection with the repayment of such indebtedness, and paid $1.0 million of interest. The $6.4 million payment is reflected as a loss on the early extinguishment of debt in our consolidated statement of income for the year ended December 31, 2011.

Effective December 15, 2010, we entered into an agreement with Oiltanking Finance B.V., which provided for maximum borrowings of $24.0 million and was payable in semi-annual installments of $1.2 million, plus accrued interest, through December 15, 2021. The borrowings bore interest at the ten-year USD swap rate plus 2.5% per annum. This agreement was terminated, without penalty, on June 30, 2011, in connection with our entry into a credit agreement with Oiltanking Finance B.V. (see OILT Credit Agreement below). No borrowings had been made under this agreement.

At December 31, 2012, our covenants restrict us from declaring distributions in excess of $160.0 million.

OTH and OTB Notes
At December 31, 2012, we have three outstanding Notes with Oiltanking Finance B.V. Two of the outstanding Notes with Oiltanking Finance B.V. contain loan covenants that require OTB to maintain certain debt, leverage and equity ratios and prohibit OTB from pledging its assets to third parties or incurring any indebtedness other than from Oiltanking Finance B.V. without its consent. At December 31, 2012 and 2011, no assets had been pledged to third parties. The loan covenants in these agreements require OTB to maintain certain Financial Parameters (as such term is defined in the Note agreements), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are defined in the Note agreements). At December 31, 2012, OTB’s ratio of Stockholders’ Equity to non-current assets, the ratio of EBITDA to Total Debt Service and the ratio of Net Financial Indebtedness to EBITDA (as such terms are defined in the Note agreements) was 85.0%, 7.5 and 0.82, respectively. At December 31, 2012 and 2011, OTB was in compliance with all covenants under the respective Note agreements.

OILT Credit Agreement
On November 7, 2012, OILT entered into Addendum No. 2 to its unsecured revolving line of credit agreement with Oiltanking Finance B.V. to increase the amount of the revolving credit commitment from $50.0 million to $150.0 million and to extend the maturity date from June 30, 2013 to November 30, 2017 (as amended, the “Credit Agreement”). From time to time upon OILT’s written request and in the sole determination of Oiltanking Finance B.V., the revolving credit commitment can be increased up to an additional $75.0 million, for a maximum revolving credit commitment of $225.0 million. Borrowings bear interest at LIBOR plus a margin ranging from 1.65% to 2.50% depending upon a leverage-based grid. Any unused portion of the revolving line of credit is subject to a commitment fee of 0.35% per annum. OILT paid an arrangement fee of $0.5 million to Oiltanking Finance B.V. in November 2012 in connection with the amendment, which has been deferred and is being amortized over the life of the Credit Agreement. There were

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

no outstanding borrowings under the Credit Agreement at December 31, 2011. As of December 31, 2012, OILT had $6.0 million of outstanding borrowings under the Credit Agreement at an interest rate of 2.44% per annum.

The Credit Agreement requires OILT to maintain, on an calendar year basis, certain Financial Parameters (as such term is defined in the Credit Agreement), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are defined in the Credit Agreement). At December 31, 2012, OILT’s ratio of Stockholders’ Equity to non-current assets, the ratio of EBITDA to Total Debt Service and the ratio of Net Financial Indebtedness to EBITDA (as such terms are defined in the Credit Agreement) was 68.0%, 17.6 and 1.76, respectively. At December 31, 2012 and 2011, OILT was in compliance with all covenants contained in the Credit Agreement.

OTH Loan Agreement

On May 16, 2012, OTH entered into a ten-year $125.0 million unsecured loan agreement with Oiltanking Finance B.V. (the “Loan Agreement”) for the purpose of financing the purchase of property, plant and equipment, through which borrowings were available through December 15, 2012 (the “Availability Period”), with a maturity date of December 15, 2022 (the “Maturity Date”). At December 31, 2012, OTH had $125.0 million of outstanding borrowings under the Loan Agreement.

During the Availability Period, interest on borrowings outstanding under the Loan Agreement was calculated on the basis of an annual interest rate determined by Oiltanking Finance B.V., which represented Oiltanking Finance B.V.’s cost of funds, plus a margin of 2.70% per annum. In October 2012, OTH agreed to fix the interest rate applicable to borrowings under the Loan Agreement after the Availability Period at 4.55% per annum (calculated as the USD Swap Rate for ten years as of the date of determination of 1.85% plus a margin of 2.70%). A commitment fee of 1.00% per annum was calculated on the undrawn amount of the Loan Agreement and paid at the end of each month during the Availability Period. OTH paid an arrangement fee of $0.8 million to Oiltanking Finance B.V. upon signing of the Loan Agreement, which was deferred and is being amortized over the life of the Loan Agreement.

The Loan Agreement requires OTH to maintain certain Financial Parameters (as such term is defined in the Loan Agreement), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater, and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are described in the Loan Agreement). The Loan Agreement also contains covenants restricting the ability of OTH to take certain actions without the consent of Oiltanking Finance B.V., including (i) incurring additional indebtedness, (ii) pledging its assets, or (iii) amending its organizational documents. The Loan Agreement contains customary borrowing conditions and events of default, including events of default triggered by (i) OTH failing to satisfy the Financial Parameters and other covenants described in this paragraph after more than 30 days’ notice, (ii) OTH failing to repay borrowings under the Loan Agreement when they become due, and (iii) OTH ceasing to be controlled by Oiltanking GmbH. At December 31, 2012, OTH’s ratio of Stockholders’ Equity to non-current assets, the ratio of EBITDA to Total Debt Service and the ratio of Net Financial Indebtedness to EBITDA (as such terms are defined in the Loan Agreement) was 63.0%, 32.4 and 1.94, respectively. At December 31, 2012, OTH was in compliance with all covenants contained in the Loan Agreement.

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. PARTNERS’ CAPITAL AND DISTRIBUTIONS
Summary of Changes in Outstanding Units
The following is a reconciliation of our limited partner units outstanding for the periods indicated:

	Limited Partner Units
	Common	Subordinated	Total

Limited partner units outstanding at December 31, 2010	—	—	—
Units issued in exchange for contribution of net assets to OILT	7,949,901	19,449,901	27,399,802
Units issued in IPO on July 19, 2011	11,500,000	—	11,500,000
Limited partner units outstanding at December 31, 2011	19,449,901	19,449,901	38,899,802
Units issued in 2012	—	—	—
Limited partner units outstanding at December 31, 2012	19,449,901	19,449,901	38,899,802

Initial Public Offering
As discussed in Note 1, in connection with the closing of our IPO, OTA and its affiliates contributed their interests in OTH and OTB to us, and we issued an aggregate of 7,949,901 common units and 19,449,901 subordinated units, both of which represent limited partner interests, to OTA and its affiliates, and issued incentive distribution rights to our general partner.

On July 19, 2011, we issued 11,500,000 common units to the public, which included 1,500,000 common units issued pursuant to the underwriters’ exercise of their over-allotment option. The net proceeds from our IPO of approximately $231.2 million, after deducting the underwriting discount and the structuring fee, were used to: (i) repay intercompany indebtedness owed to Oiltanking Finance B.V., a wholly owned finance company of Oiltanking GmbH, in the amount of approximately $119.5 million, (ii) pay Oiltanking Finance B.V. for approximately $1.0 million of interest due on intercompany indebtedness and reimburse Oiltanking Finance B.V. for approximately $6.4 million of fees incurred in connection with the repayment of such indebtedness, (iii) make distributions to OTA and its affiliates in the aggregate amount of $77.2 million, (iv) pay other offering expenses of approximately $3.4 million and (v) provide us working capital of approximately $23.7 million.

Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, beginning with the quarter ended September 30, 2011, we distribute all of our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date.

The following table details the distributions paid during or pertaining to the years ended December 31, 2012 and 2011 (in thousands, except per unit amounts):

		Common and	General	Incentive		Distributions
	Date Paid	Subordinated	Partner	Distribution		per Limited
Date Declared	or To Be Paid	Units	2%	Rights	Total	Partner Unit

October 20, 2011	November 14, 2011	$10,418	$212	$—	$10,630	$0.2678
January 23, 2012	February 14, 2012	$13,226	$270	$—	$13,496	$0.34
April 23, 2012	May 14, 2012	$13,614	$278	$—	$13,892	$0.35
July 19, 2012	August 14, 2012	$14,004	$286	$—	$14,290	$0.36
October 18, 2012	November 14, 2012	$14,588	$298	$—	$14,886	$0.375
January 22, 2013	February 14, 2013	$15,171	$310	$11	$15,492	$0.39

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The general partner’s incentive distribution rights provide that if cash distributions to our unitholders exceed $0.38813 per common unit and subordinated unit in any quarter, our unitholders and our general partner will receive, including its 2.0% general partner interest, distributions according to the following percentage allocations:

	Target Quarterly Distribution Target Amount	Marginal Percentage Interest in Distributions
		Unitholders	General Partner
Minimum quarterly distribution	$0.3375	98.0%	2.0%
First target distribution	above $0.3375 up to $0.38813	98.0%	2.0%
Second target distribution	above $0.38813 up to $0.42188	85.0%	15.0%
Third target distribution	above $0.42188 up to $0.50625	75.0%	25.0%
Thereafter	above $0.50625	50.0%	50.0%

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

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10. EARNINGS PER LIMITED PARTNER UNIT

The following table sets forth the computation of basic and diluted earnings per limited partner unit for the periods indicated (amounts in thousands, except per unit data):

		July 19, 2011
	Year Ended	through
	December 31,	December 31,
	2012	2011

Net income	$62,645	$62,397
Net income prior to IPO on July 19, 2011	—	(38,591)
Net income subsequent to IPO on July 19, 2011	62,645	23,806

Less: General partner’s incentive distribution earned (1)	237	—
Less: General partner’s 2.0% ownership interest	1,252	476
Net income allocated to limited partners	$61,156	$23,330

Numerator for basic and diluted earnings per limited partner unit:
Allocation of net income among limited partner interests:
Net income allocable to common units	$30,578	$11,665
Net income allocable to subordinated units	30,578	11,665
Net income allocated to limited partners	$61,156	$23,330

Denominator:
Basic and diluted weighted average number of limited partner units outstanding:
Common units	19,450	19,450
Subordinated units	19,450	19,450

Basic and diluted net income per limited partner unit:
Common units	$1.57	$0.60
Subordinated units	$1.57	$0.60
____________

(1)
Based on the amount of net income for the year ended December 31, 2012, our general partner was allocated income associated with its incentive distribution rights for this period. Undistributed earnings (net income in excess of distributions) or undistributed losses (distributions in excess of net income) are allocated to the general partner and limited partners based on their respective ownership interests. Cash payments made to our general partner and limited partners are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of earnings per unit.

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. EMPLOYEE BENEFITS

401(K) Retirement Plan

We previously sponsored a retirement plan which is available to all employees who have six months of continuous service and covers all employees of OTA. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 and is qualified under Section 401(k) of the Internal Revenue Code. The contributions to the plan, as determined by management, are discretionary but may not exceed the maximum amount deductible under the applicable provisions of the Internal Revenue Code. Historically, we made contributions into the plan on behalf of all OTA subsidiaries and were then reimbursed by the related subsidiary. Our contributions to the retirement plan, net of amounts charged to other OTA entities, were $0.8 million and $1.1 million for the years ended December 31, 2011 and 2010, respectively. Effective June 1, 2011, in anticipation of our IPO, our former employees were transferred to OTA, and OTA became the sponsor of the 401(k) retirement plan. Subsequent to our entry into the Services Agreement (see Note 3), costs for the 401(k) retirement plan are incurred by OTA and billed to us by OTA pursuant to the Services Agreement.

Deferred Compensation Plan

Effective August 15, 1994, we adopted a special non-qualified deferred compensation plan for the purpose of providing deferred compensation to certain employees. The plan provides for elective salary deferrals by participants and discretionary contributions by us as defined by the plan. We recognized $0.1 million and $0.1 million of accrued compensation to participants for the years ended December 31, 2011 and 2010, respectively. Payments of accrued compensation totaled $0.2 million and $0.6 million for the years ended December 31, 2011 and 2010, respectively. We purchased life insurance policies on certain of our employees and invested in mutual funds to assist in funding the deferred compensation liability. All payments of accrued compensation to participants were funded by our operating cash flows. Employee deferrals totaled $0.4 million and $0.3 million for the years ended December 31, 2011 and 2010, respectively. The deferred compensation liability was determined by hypothetical investment accounts based on actual mutual funds or money market funds selected by each participant. On June 1, 2011, in anticipation of our IPO, the deferred compensation plan obligations, related insurance policies and mutual funds, along with our former employees, were transferred to OTA. Subsequent to our entry into the Services Agreement (see Note 3), costs for the deferred compensation plan are incurred by OTA and billed to us by OTA pursuant to the Services Agreement.

12. MEDICAL INSURANCE AND POSTRETIREMENT BENEFIT OBLIGATIONS

Medical Insurance

Prior to June 1, 2011, we sponsored a self-insurance program for medical and dental insurance administered by a third party, which covered all of our former employees. The total expense and obligations to the administrator was a result of administrative fees, premiums and actual incidence of claims. Under the program, we were responsible for a predetermined limit of claims per participant per year, or a maximum of approximately $3.0 million to $4.0 million in the aggregate per year, in accordance with the plan agreements. Claims exceeding these amounts were covered by an insurance policy. Effective June 1, 2011, our former employees were transferred to OTA, and OTA became the sponsor of the self-insurance program. Subsequent to our entry into the Services Agreement (see Note 3), costs for the insurance program plan are incurred by OTA and billed to us by OTA pursuant to the Services Agreement.

Postretirement Benefit Plan

Effective June 1, 2004, we established a non-pension postretirement benefit plan. The plan was designed to provide health care coverage, upon retirement, to the employees of OTA who met the age and service requirements. The health plan was contributory, with participants’ contributions adjusted annually. We were required to reflect the funded status of the defined benefit postretirement health plan as a prepaid asset or an accrued liability and to recognize the net deferred and unrecognized gains and losses, net of tax, as part of accumulated other comprehensive income within partners’ capital. We used a December 31 measurement date for the plan. Effective June 1, 2011, OTA became the

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sponsor of the postretirement benefit plan, and our obligations under this plan along with our former employees were transferred to OTA. Subsequent to our entry into the Services Agreement (see Note 3), costs for the postretirement benefit plan are incurred by OTA and billed to us by OTA pursuant to the Services Agreement.

The following table provides information related to the postretirement benefit obligation and the fair value of plan assets for the period indicated (in thousands):

Year Ended December 31,
2011

Change in benefit obligation:
Benefit obligation at beginning of year	$8,034
Service cost	447
Interest cost	190
Contributions by employer	10
Contributions by plan participants	8
Actuarial loss	153
Benefits paid	(18)
Benefit plan transferred to OTA	(8,824)
Benefit obligation at end of year	$—

Change in plan assets:
Fair value of plan assets at beginning of year	$—
Actual return on plan assets	—
Employer contributions	10
Plan participants’ contributions	8
Benefits paid	(18)
Fair value of plan assets at end of year	$—

Funded status:
Benefit obligation at end of year	$—
Fair value of plan assets at end of year	—
Funded status at end of year	$—

The following table presents our net periodic benefit costs for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010

Service cost	$—	$447	$840
Interest cost	—	190	315
Amortization of unrecognized amounts:
Prior service cost	—	47	110
Net actuarial loss	—	11	—
Net periodic benefit costs	$—	$695	$1,265

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010

Current period net loss	$—	$(153)	$(336)
Amortization of prior service cost	—	47	110
Amortization of prior net actuarial loss	—	11	—
Total recognized in other comprehensive loss	—	(95)	(226)
Net periodic postretirement benefit cost	—	(695)	(1,265)
Total recognized in net periodic postretirement benefit cost
and other comprehensive income	$—	$(790)	$(1,491)

The assumptions used in determining net benefit cost were as follows for the periods indicated:

	Year Ended December 31,
	2012	2011	2010

Weighted average expense assumptions:
Discount rate at the beginning of year	—	5.68%	6.00%
Initial health care cost trend rate (1)	—	9.50%	9.50%
Ultimate health care cost trend rate	—	5.00%	5.00%
Number of years to reach ultimate trend	—	10	10
__________

(1)	Rate represents assumed medical cost trend rate for all employee costs. Drug costs have a trend rate of 8.5%.

The discount rates are based on a discount rate analysis using the Citigroup Pension Discount Curve and the expected postretirement benefit cash flows. The resulting discount rates are consistent with the duration of plan liabilities.

13. INTEREST EXPENSE

The following table presents the components of interest costs incurred for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010

Related party interest expense	$(3,377)	$(6,032)	$(9,529)
Capitalized related party interest	1,749	619	21
Other	(26)	(25)	(30)
Total interest expense	$(1,654)	$(5,438)	$(9,538)

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. MAJOR CUSTOMERS

The following table presents the percentage of revenues and receivables associated with our significant customers for the periods indicated:

	% of Revenues			% of Receivables
	Year Ended December 31,			December 31,
	2012	2011	2010	2012	2011

BP p.l.c.	16%	15%	14%	18%	2%
LyondellBasell Industries, N.V.	12%	13%	12%	3%	12%
Enterprise Products Partners L.P.	13%	12%	12%	15%	24%
Exxon Mobil Corporation	11%	12%	12%	10%	11%
Royal Dutch Shell plc	9%	11%	11%	15%	19%
Total percentages associated with significant customers	61%	63%	61%	61%	68%

No other customer accounted for more than 10% of our revenues during the years ended December 31, 2012, 2011 and 2010.

15. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010

Cash paid for interest (net of capitalized interest) (1)	$1,139	$12,401	$9,996
Cash taxes paid	1,210	1,686	2,130
Interest costs capitalized	1,749	619	21

Non-cash transactions:
Change in accounts payable related to capital expenditures	$12,732	$—	$—
Distribution of certain land parcels and office building to OTA (2)	—	6,215	—
Distribution of certain accounts and notes receivable to OTA (2)	—	18,277	—
Transfer of postretirement plan obligation to OTA (including $1.7 million of accumulated other comprehensive loss) (2)	—	(8,824)	—
Transfer of deferred compensation plan obligations to OTA (2)	—	(4,124)	—
Transfer of deferred compensation plan assets to OTA (2)	—	4,010	—
Net deferred tax assets related to assets and liabilities transferred to OTA (2)	—	4,531	—
Cash distribution payable (3) (4)	—	178	2,000
Loan repayment by reducing short-term note receivable (5)	—	—	2,097
Settlement of distribution by reducing short-term note receivable (4)	—	—	10,000
Contribution of land from OTA (6)	—	—	2,022
______________

(1)	2011 amount includes $6.4 million of fees incurred in connection with the repayment of indebtedness in connection with our IPO (see Note 8).

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

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)
At December 31, 2011, we had an accrued pre-IPO distribution to OTA of $0.2 million, which was reflected in accounts payable, affiliates, and such amount was paid to OTA in the first quarter of 2012. During the year ended December 31, 2011, we paid pre-IPO distributions to OTA of $85.5 million, consisting of: (i) $2.0 million, which had been declared during December 2010 and paid in January 2011, and was included in accounts payable, affiliates at December 31, 2010, and (ii) $83.4 million, which was paid to OTA in July 2011, $77.0 million of which was paid using proceeds from the public issuance of common units.

(4)
During the year ended December 31, 2010, we declared distributions of $25.7 million and paid $13.7 million to OTA. Of the remaining $12.0 million, $10.0 million was paid by reducing a short-term note receivable due from Oiltanking Finance B.V. and $2.0 million was paid in January 2011 and was recorded in accounts payable, affiliates at December 31, 2010.

(5)	During the year ended December 31, 2010, we paid a $2.1 million loan payment to Oiltanking Finance B.V. by reducing a $2.1 million short-term note receivable due from Oiltanking Finance B.V.

(6)	During the year ended December 31, 2010, we received a non-cash contribution of land from OTA, which was recorded at OTA’s book value of $2.0 million.

16. SEGMENT REPORTING

We derive our revenues from two operating segments — OTH and OTB. The two operating segments have been aggregated into one reportable business segment because they have similar long-term economic characteristics, types and classes of customers and provide similar services.

Revenues by service category are as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010

Storage service fees	$97,591	$87,794	$87,172
Throughput fees	29,096	23,973	23,150
Ancillary service fees	8,810	5,610	6,128
Total revenues	$135,497	$117,377	$116,450

17. COMMITMENTS AND CONTINGENCIES

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

Environmental Liabilities

We may experience releases of crude oil, petroleum products and fuels, liquid petroleum gas or other contaminants into the environment, or discover past releases that were previously unidentified. Although we maintain an inspection program designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to any such environmental releases from our assets may affect our business. As of December 31, 2012 and 2011, we have not identified any environmental obligations that would require accrual in our consolidated financial statements.

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commitments

We have certain short-term purchase obligations and commitments for products and services, primarily related to construction on our expansion projects. At December 31, 2012, we have commitments of approximately $22.0 million for the purchase of property, plant and equipment.

Other
Our liquid storage and transport systems may experience damage as a result of an accident, natural disaster or terrorist activity. These hazards can cause personal injury and loss of life, severe damage to and destruction of property, and equipment, pollution or environmental damage and suspension of operations. We maintain insurance of various types that we consider adequate to cover our operations and properties. The insurance covers our assets in amounts we consider reasonable. The insurance policies are subject to deductibles that we consider reasonable and not excessive. Our insurance does not cover every potential risk associated with operating our facilities, including the potential loss of significant revenues.

The occurrence of a significant event not fully insured, indemnified or reserved against, or the failure of a party to meet its indemnification obligations, could materially and adversely affect our operations and financial condition.

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2012 and 2011 is set forth below (in thousands, except per unit amounts).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2012
Revenue	$34,286	$33,823	$33,327	$34,061	$135,497
Operating income	16,192	17,033	15,471	16,006	64,702
Net income	15,939	16,621	14,907	15,178	62,645
Earnings per common unit – basic and diluted	$0.40	$0.41	$0.38	$0.38	$1.57
Earnings per subordinated unit – basic and diluted	$0.40	$0.41	$0.38	$0.38	$1.57

2011
Revenue	$29,955	$29,654	$28,867	$28,901	$117,377
Operating income (1)	12,567	12,807	14,891	11,973	52,238
Net income (1) (2)	7,620	7,616	35,310	11,851	62,397
Net income subsequent to IPO on July 19, 2011 (3)	—	—	11,955	11,851	23,806
Earnings per common unit – basic and diluted	$—	$—	$0.30	$0.30	$0.60
Earnings per subordinated unit – basic and diluted	$—	$—	$0.30	$0.30	$0.60
______________

(1)
The first and third quarters of 2011 include gains of $0.2 million and $0.7 million, respectively, from proceeds received under an insurance contract (see Note 4). The first quarter of 2011 includes a loss of $0.5 million on the disposal of fixed assets.

(2)
The third quarter of 2011 includes a non-recurring gain of $27.1 million related to the elimination of the deferred tax account balances, upon the change in tax status in connection with our IPO (see Note 7). The third quarter of 2011 also includes a loss of $6.4 million on the early extinguishment of debt, repaid with proceeds from our IPO (see Note 8).

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting. Our internal control over financial reporting is a process designed by, or under the supervision of, our general partner’s Chief Executive Officer and Chief Financial Officer, and effected by the board of directors of our general partner, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and the board of directors of our general partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

As of December 31, 2012, management, with the participation of our general partner’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included design, effectiveness and operating effectiveness of internal controls over financial reporting as well as the safeguarding of assets. Based on that assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2012, based on those criteria.

BDO USA, LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2012, which is set forth below under “Attestation Report of the Registered Public Accounting Firm.”

Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors of OTLP GP, LLC, as General Partner of Oiltanking Partners, L.P. and
the Partners of Oiltanking Partners, L.P.
Houston, Texas

We have audited Oiltanking Partners, L.P.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oiltanking Partners, L.P.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Item 9A. Controls and Procedures — Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on Oiltanking Partners, L.P.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Oiltanking Partners, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oiltanking Partners, L.P. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows and partners’ capital for each of the three years in the period ended December 31, 2012, and our report dated March 6, 2013 expressed an unqualified opinion thereon.

/s/  BDO USA, LLP
Houston, Texas
March 6, 2013

Change in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in any other factors during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Jan P. Vogel resigned from his position as Vice President of Corporate Affairs and Strategic Planning of our general partner and certain of our subsidiaries, in each case effective March 5, 2013. Mr. Vogel resigned these positions to devote all of his time to his duties as President and Chief Executive Officer of United Bulk Terminals USA, Inc., a wholly-owned subsidiary of OTA which holds OTA’s interest in certain coal, petroleum coke and other dry bulk terminal and storage assets.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Our general partner manages our operations and activities on our behalf through its directors and officers, the latter of whom are employed by Oiltanking North America, LLC, a subsidiary of OTA. Our general partner is not elected by our unitholders and is not subject to re-election in the future. The directors of our general partner oversee our operations. Unitholders are not entitled to elect the directors of our general partner, which are appointed by OTA as the sole member of our general partner. Unitholders are not entitled to directly or indirectly participate in our management or operations. Our general partner is, however, accountable to us and our unitholders as a fiduciary. Fiduciary duties owed to unitholders by our general partner are prescribed by law and our partnership agreement, which contains various provisions modifying and restricting the fiduciary duties that might otherwise be owed by our general partner.

Our general partner currently has seven directors, three of whom are independent as defined under the independence standards established by the NYSE and the Exchange Act. The NYSE does not require a listed, publicly traded partnership, such as ours, to have a majority of independent directors on the board of directors or to establish a compensation committee or a nominating committee. We are, however, required to have an audit committee of at least three members, and all of the audit committee members are required to meet the independence and experience standards established by the NYSE and the Exchange Act.

All of the executive officers of our general partner listed below allocate their time between managing our business and the business of OTA and its other affiliates. While the amount of time that our executive officers devote to our business varies in any given year, our executive officers intend to devote as much time as is necessary for the proper conduct of our business.

Under the Services Agreement, we pay OTA an annual fixed fee of $14.9 million, payable in monthly installments, for expenses associated with certain specified selling, general and administrative services necessary to run our business that are provided to us by OTA. These expenses include expenses of executive and non-executive employees, including general and administrative overhead costs, salary, bonus, incentive compensation and other compensation amounts. Neither our general partner nor OTA receive any other management fee or other compensation in connection with our general partner’s management of our business, but we reimburse our general partner and its affiliates, including OTA, for all expenses they incur and payments they make on our behalf, other than expenses associated with the fixed fee. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us but does not limit the amount of expenses for which our general partner and its affiliates may be compensated.

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

Executive Officers and Directors of our General Partner

The following table shows information for the executive officers and directors of our general partner. Directors are appointed and hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Our board of directors appoints our executive officers, who are responsible for our day-to-day business and affairs, subject to the overall direction and control of our board of directors. Our executive officers are appointed for terms as determined by our board of directors. There are no family relationships among any of our directors or executive officers. Some of our directors and all of our executive officers also serve as executive officers of OTA.

Name	Age	Position With Our General Partner

Anne-Marie Ainsworth	56	President, Chief Executive Officer and Director
Kenneth F. Owen	39	Vice President and Chief Financial Officer
Robert “Bo” J. McCall	48	Senior Vice President, Commercial and Business Development
Brian C. Brantley	35	Vice President, General Counsel and Secretary
Kevin L. Campbell	48	Vice President, Operations
Clayton K. Curtis	54	Vice President, Regulatory Affairs
Javier Del Olmo B.	39	Vice President, Engineering
Kim M. Ivy	55	Vice President, Business Development
Carlin G. Conner	45	Chairman of the Board and Director
James Flannan Browne	64	Director
David L. Griffis	67	Director
Gregory C. King	52	Director (1)
Randall J. Larson	55	Director (1)
D. Mark Leland	51	Director (1)
_________________

(1)	Director is an independent director of our general partner and is not otherwise affiliated with our general partner or OTA, or their affiliates.

Ms. Ainsworth has served as President and Chief Executive Officer and a member of the board of directors of our general partner and as President and Chief Executive Officer of OTA since November 2012. Prior to joining the Oiltanking Group, Ms. Ainsworth previously held the position of Senior Vice President of Sunoco Refining from November 2009 until March 2012. Prior to joining Sunoco, Ms. Ainsworth was employed by Motiva Enterprises, LLC, where she was the General Manager of the Motiva refinery in Norco, Louisiana from November 2006 to October 2009. From December 2003 to November 2006, Ms. Ainsworth was Director of Management Systems & Process Safety at Shell Oil Products U.S., and from September 2000 to December 2003, she was Vice President of Technical Assurance at Shell’s Deer Park refinery. Ms. Ainsworth holds a Master’s degree in Business Administration from Rice University, where she served as an adjunct professor from October 2000 to October 2009, and a Bachelor’s degree in Chemical Engineering. We believe Ms. Ainsworth, with her extensive management experience in leadership positions across the refining industry, provides valuable insight to the board of directors of our general partner.

Mr. Owen has served as Vice President and Chief Financial Officer of our general partner and Vice President and Chief Financial Officer of OTA since March 2011. Prior to joining the Oiltanking Group, Mr. Owen was employed in the investment banking group with Citigroup Global Markets Inc. from October 2010 to March 2011. From March 2005 through October 2010, Mr. Owen was employed in the investment banking group with UBS Investment Bank. At both Citigroup Global Markets Inc. and UBS Investment Bank, he focused primarily on the energy sector. Prior to March 2005, Mr. Owen worked as an equity research analyst at UBS Investment Bank and Credit Suisse.

Mr. McCall has served as Senior Vice President of Commercial and Business Development of our general partner and as Senior Vice President of Commercial and Business Development of OTA since January 2013. Prior to January 2013, Mr. McCall was Vice President of Marketing and Sales of our general partner from March 2011 and Vice President of Marketing and Sales of OTA from March 2007. Mr. McCall has been in the midstream oil and gas business for

25 years. Prior to joining the Oiltanking Group in 2003, he worked for Conoco and other small oil and gas companies with responsibilities ranging from engineering, sales, commercial and executive capacities. At OTA, he has worked in the commercial department as a sales manager for five years and as the Vice President of Marketing for an additional six years supporting all of OTA’s facilities.

Mr. Brantley has served as Vice President, General Counsel and Secretary of our general partner and Vice President, General Counsel and Secretary of OTA since September 2012. Prior to joining the Oiltanking Group, Mr. Brantley practiced corporate law at Vinson & Elkins LLP from April 2006 through August 2012, and at Cravath, Swaine & Moore LLP from September 2003 through March 2006. Mr. Brantley has represented public and private companies, investment funds and investment banking firms in numerous mergers and acquisitions and capital markets transactions, primarily in the oil and gas industry.

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

Mr. Curtis has served as Vice President of Regulatory Affairs of our general partner since February 2013 and as Vice President of Regulatory Affairs of OTA since January 2010. Prior to January 2010, Mr. Curtis was Director of Regulatory Affairs for OTA from July 2007 to January 2010. Prior to joining the Oiltanking Group in 2007, Mr. Curtis worked for Baker Hughes Incorporated for twenty years, including seventeen years in various positions in the corporate regulatory affairs and health and safety department. Mr. Curtis has been a certified safety professional since 1990 and has served as a member of the board of directors on the Houston Ship Channel Security District since its inception in 2010.

Mr. Del Olmo has served as Vice President of Engineering of our general partner since February 2013 and as Vice President of Engineering of OTA since January 2013. Prior to that, he was General Manager of Engineering for OTA from June 2011 until December 2012 and Business Development Manager of OTA from June 2010 to June 2011. Prior to becoming Business Development Manager, Mr. Del Olmo was Trading Business Development Manager in Latin America for the Oiltanking Group from January 2009 to June 2010, managing director of Oiltanking Mexico from June 2008 to August 2010, and commercial director for Oiltanking Mexico from June 2005 to June 2008. Mr. Del Olmo has been employed by the Oiltanking Group since 1997, serving in various roles, including project coordinator, business development, commercial and operations. Mr. Del Olmo has been a member of the board of directors and has served as a legal representative for Oiltanking Mexico since June 2008.

Mr. Ivy has served as Vice President of Business Development of OTA since June 2011 and as Vice President of Business Development of our general partner since February 2013. Prior to that, Mr. Ivy was Vice President and Terminal Manager of OTB and Oiltanking Port Neches, LLC from September 2009 until May 2011. Prior to becoming Vice President and Terminal Manager, he served as Vice President of Finance of OTA from 2000 to August 2008. Mr. Ivy has been employed by the Oiltanking Group since July 1982, serving in various roles primarily related to accounting, administration and finance.

Mr. Conner has served as a member of the board of directors of our general partner since March 2011 and was elected Chairman of the board of directors of our general partner in July 2011 in connection with the completion of our IPO. Mr. Conner also served as President and Chief Executive Officer of our general partner from March 2011 to November 2012 and President and Chief Executive Officer of OTA from July 2006 to November 2012. On June 25, 2012, Mr. Conner was appointed Managing Director of the Oiltanking Group. Mr. Conner has been in the terminaling business for over 19 years. Before joining the Oiltanking Group, he worked at GATX Terminals Corporation in various roles including operations and commercial management. In 2000, he joined Oiltanking Houston, L.P. and in 2003, he moved to the Oiltanking Group’s corporate headquarters in Hamburg, Germany, where he was responsible for international business development. In Hamburg, he sat on the boards of several Oiltanking Group ventures. We believe that Mr. Conner’s experience as President and Chief Executive Officer of OTA and related familiarity with our assets as well as his extensive knowledge of the terminaling industry brings substantial experience and leadership skills to the board of directors of our general partner.

Mr. Browne was appointed to serve as a member of the board of directors of our general partner in January 2012. Mr. Browne has served as the Head of Legal and Insurance for Oiltanking GmbH since April 2004. From February 2001 to April 2004, he served as a legal advisor for Skytanking Holding GmbH, an affiliate of Oiltanking GmbH that specializes in construction, operation and management of airport fuel facilities. During 2002, he also started working as a legal advisor to the Oiltanking Group. Mr. Browne has been practicing law since 1977. After working for the law firm of Coudert Brothers in its New York and London offices, in September 1984, he joined Greyhound Financial Services in London as the head of the legal department, where his work included aircraft and ship financing as well as legal work for other European affiliates of Greyhound, including the Aircraft Service International Group (“ASIG”). From November 1996 to December 2000, he served as ASIG’s European counsel. Mr. Browne currently serves as a director for multiple international entities affiliated with the Oiltanking Group. We believe that Mr. Browne’s various roles with affiliates of the Oiltanking Group over the last decade provide significant experience and skills relating to our operations, making him a valuable member of the board of directors of our general partner.

Mr. Griffis has served as a member of the board of directors of our general partner since March 2011. He has served as Assistant Secretary of OTA since 2001, in various other capacities including Treasurer and Secretary for affiliates of OTA since 1998 and as outside counsel for Oiltanking Houston, L.P. since its inception in 1974. Mr. Griffis has been practicing law since 1974, and is currently a shareholder at the law firm of Crain, Caton & James, P.C., where he represents domestic and international clients in acquisitions, joint ventures and strategic alliances. Crain, Caton & James, P.C. provides legal counsel to us, as well as to OTA and certain of its other affiliates. We believe that Mr. Griffis’ three decades of experience in transactional law and extensive knowledge of the Oiltanking Group’s business and operations brings unique and valuable skills to the board of directors.

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

Mr. Larson was appointed to serve as a member of the board of directors of our general partner in August 2011. Mr. Larson also serves as the chairman of the Audit Committee and as a member of the Conflicts Committee of the board of directors of our general partner. Mr. Larson previously served as Chief Executive Officer of the general partner of TransMontaigne Partners L.P. from September 2006 until August 2009, and as its Chief Financial Officer from January 2003 until September 2006, and served as its Controller from May 2002 to January 2003. From July 1994 to May 2002, Mr. Larson was a partner with KPMG LLP in its Silicon Valley and National (New York City) offices. From July 1992 to July 1994, Mr. Larson served as a Professional Accounting Fellow in the Office of Chief Accountant of the Securities and Exchange Commission. Mr. Larson has been a director of the general partner of MarkWest Energy Partners, L.P. since July 2011 and chair of the audit committee since July 2012. Mr. Larson brings extensive financial and management experience in the terminaling industry to the board of directors of our general partner.

Mr. Leland was appointed to serve as a member of the board of directors of our general partner in May 2012. Mr. Leland also serves as a member of both the Audit and Conflicts Committees of the board of directors of our general partner. Mr. Leland served as Executive Vice President of El Paso Corporation and President of El Paso’s midstream business unit from October 2009 to May 2012, and as Director of El Paso Pipeline Partners, L.P. from its formation in 2007 to May 2012. Mr. Leland also previously served as Executive Vice President and Chief Financial Officer of El

Paso Corporation from August 2005 to November 2009. He served as Executive Vice President of El Paso Exploration & Production Company from January 2004 to August 2005, and as Chief Financial Officer and a director from April 2004 to August 2005. Mr. Leland served as Senior Vice President and Chief Operating Officer of the general partner of GulfTerra Energy Partners, L.P. from January 2003 to December 2003, and as Senior Vice President and Controller from July 2000 to January 2003. Mr. Leland brings extensive operational and financial experience in the midstream energy industry to the board of directors of our general partner.

Director Independence

The board of directors of our general partner has determined that each of Messrs. King, Larson and Leland are independent as defined under the independence standards established by the NYSE and the Exchange Act.

Committees of the Board of Directors

Our general partner’s board of directors has two standing committees: the Audit Committee and Conflicts Committee.

Audit Committee

The Audit Committee of our general partner has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, and consists of Messrs. King, Larson and Leland, all of whom are independent. Mr. Larson is the current Chairman of the Audit Committee. The board of directors of our general partner has determined Mr. Larson is an “audit committee financial expert” within the meaning of the SEC rules. Our Audit Committee operates pursuant to a written charter, an electronic copy of which is available on our website at www.oiltankingpartners.com.

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

Conflicts Committee

Messrs. King, Larson and Leland serve on the Conflicts Committee. Mr. King is the current Chairman of the Conflicts Committee. The Conflicts Committee reviews specific matters that the board of directors believes may involve conflicts of interest (including certain transactions with members of the Oiltanking Group). The Conflicts Committee will determine if the resolution of the conflict of interest is fair and reasonable to us. The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates, including OTA, and must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements. Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

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

Communication with the Board of Directors

        A holder of our units or other interested party who wishes to communicate with the non-management directors of our general partner may do so by contacting our corporate secretary at the address or phone number appearing on the front page of this Report. Communications will be relayed to the intended recipient of the board of directors of our general partner except in instances where it is deemed unnecessary or inappropriate to do so pursuant to the procedures established by the Audit Committee. Any communications withheld under those guidelines will nonetheless be recorded and available for any director who wishes to review them.

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

You can also find information about us at the offices of the NYSE, 20 Broad Street, New York, New York 10005 or at the NYSE’s Internet site at www.nyse.com. The certifications of our general partner’s Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act have been included as exhibits to this Report.

NYSE Corporate Governance Listing Standards

The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of our general partner provided such certification to the NYSE in 2012 without qualification.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, our officers and directors, and persons beneficially owning more than 10% of our units, are required to file with the SEC reports of their initial ownership and changes in ownership of our units. Our officers and directors, and persons beneficially owning more than 10% of our units are also required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on a review of Forms 3, 4 and 5 furnished to us and written representations from reporting persons that no other reports were required for those persons, we believe that during 2012, all officers and directors, and persons beneficially owning more than 10% of our units who were required to file reports under Section 16(a) complied with such requirements on a timely basis.

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

Long-Term Incentive Plan

In connection with our IPO, the board of directors of our general partner adopted the Oiltanking Partners, L.P. Long-Term Incentive Plan (“LTIP”), for employees, consultants and directors who perform services for us. The LTIP provides for awards of restricted units, unit options, phantom units, unit payments, unit appreciation rights, other equity-based awards, distribution equivalent rights and performance awards. The LTIP limits the number of units that may be delivered pursuant to awards to 3,889,980 common units, which is 10% of the outstanding common units and subordinated units at our IPO. Common units withheld to satisfy exercise prices or tax withholding obligations are available for delivery pursuant to other awards. The LTIP will expire on July 13, 2021, which is the tenth anniversary of its approval, when common units are no longer available under the LTIP for grants or upon its termination by the plan administrator, whichever occurs first.

As of December 31, 2012, no awards had been granted under the LTIP, and we do not expect to grant any awards in the future. Rather, we expect that OTA will continue to grant equity-based awards pursuant to a separate equity-based award program that OTA administers.

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

Compensation Committee Report

Our general partner’s board of directors has reviewed and discussed with management the compensation discussion and analysis disclosure contained in this Report as required by Item 402(b) of Regulation S-K. Based on those reviews and discussions, the board of directors has recommended that the compensation discussion and analysis be included in the Annual Report on Form 10-K for the year ended December 31, 2012 for filing with the SEC.

Anne-Marie Ainsworth
Carlin G. Conner
David L. Griffis
James Flannan Browne
Gregory C. King
Randall J. Larson
D. Mark Leland

Director Compensation

The officers or employees of our general partner, OTA or OTA’s affiliates who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Directors of our general partner who are not officers or employees of our general partner, OTA or OTA’s affiliates receive compensation as set by our general partner’s board of directors. Each non-employee director receives a compensation package that consists of: (i) an annual retainer of $45,000; (ii) an additional retainer of $5,000 for the chairperson of each committee of the board of directors; (iii) a meeting attendance payment of $2,000 per in-person board of directors and committee meeting, and (iv) a meeting attendance payment of $1,500 per telephonic board of directors and committee meeting. In addition, non-employee directors are reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or its committees. Effective January 1, 2013, the director compensation package was increased by 5% as follows: (i) the annual retainer was increased to $47,250; (ii) the additional retainer for the chairperson of each committee of the board of directors was increased to $5,250; (iii) the meeting attendance payment for in-person board of directors and committee meetings was increased to $2,100; and (iv) the meeting attendance payment for telephonic board of directors and committee meetings was increased to $1,575.

The following table provides information concerning the compensation of our general partner’s directors for the year ended December 31, 2012.

Director Compensation Table for 2012

Name (1) (2)	Fees earned or paid in cash ($)	Unit awards ($)	All other compensation ($)	Total ($)

Carlin G. Conner (3)	—	—	—	—
Anne-Marie Ainsworth (3)	—	—	—	—
James Flannan Browne (3)	—	—	—	—
David L. Griffis	61,000	—	—	61,000
Gregory C. King	65,500	—	—	65,500
Randall J. Larson	66,000	—	—	66,000
D. Mark Leland	31,250	—	—	31,250
________________

(1)	At December 31, 2012, none of the directors held any outstanding equity awards.

(2)
Kapil Jain resigned from the board of directors effective January 16, 2012 due to his acceptance of a position as the President of Terminaling of IOT in Mumbai, India. IOT is an affiliate of Oiltanking GmbH. Rutger van Thiel resigned from the board of directors effective June 25, 2012. Mr. Thiel’s resignation coincided with his departure as the Managing Director of our foreign parent, Oiltanking GmbH, and was not related to any disagreement with our management or regarding any matter relating to our operations, policies or practices. Because Messrs. Jain and van Thiel were employees of an affiliate of our general partner, neither of them received compensation for service as a director of our general partner.

(3)	Because Mr. Conner, Ms. Ainsworth and Mr. Browne are employees of an affiliate of our general partner, they do not receive compensation for service as a director of our general partner.

Compensation Committee Interlocks and Insider Participation

Our general partner’s board of directors performs the function of a compensation committee. Ms. Ainsworth is a director and executive officer of our general partner, and Mr. Conner is the chairman of the board of our general partner and was formerly an executive officer of our general partner. Mr. Griffis is employed by and a shareholder of the law firm of Crain, Caton & James, P.C., a firm that provides legal counsel to us, as well as to OTA and certain of its other affiliates. Fees for legal services paid to Crain, Caton & James, P.C. for services to us totaled $1.1 million, $0.8 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of March 5, 2013, concerning the beneficial ownership of our units by each person known by us to own more than 5% of the outstanding units, by each director and named executive officer of our general partner, and by all directors and executive officers of our general partner as a group. The number of units in the table below includes units issuable upon the exercise of outstanding equity grants to the extent that such grants are exercisable by the respective directors, named executive officers and the executive officers, as the case may be, on or within 60 days after March 5, 2013. All information with respect to beneficial ownership is based solely upon information furnished by the respective directors, named executive officers and executive officers, as the case may be, or information contained in filings made by such beneficial owners with the SEC. The address for the individuals and entities for which an address is not otherwise indicated is: c/o Oiltanking Partners, L.P., 15631 Jacintoport Blvd., Houston, TX 77015.

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned

OTA (2)	7,949,901	40.9%	19,449,901	100.0%	70.4%
Chickasaw Capital Management, LLC (3)	1,147,018	5.9%	—	—	2.9%
ClearBridge Investments, LLC (4)	1,014,717	5.2%	—	—	2.6%
Goldman Sachs Asset Management (5)	1,327,297	6.8%	—	—	3.4%
Harvest Fund Advisors LLC (6)	1,046,983	5.4%	—	—	2.7%
Tortoise Capital Advisors, L.L.C. (7)	1,179,932	6.1%	—	—	3.0%
Anne-Marie Ainsworth	3,000	*	—	—	*
Kenneth F. Owen	7,500	*	—	—	*
Robert “Bo” McCall	3,000	*	—	—	*
Brian C. Brantley	550	*	—	—	*
Kevin L. Campbell	100	*	—	—	*
Clayton K. Curtis	7,500	*	—	—	*
Javier Del Olmo B.	700	*	—	—	*
Kim M. Ivy	—	*	—	—	*
Carlin G. Conner	12,000	*	—	—	*
James Flannan Browne	—	*	—	—	*
David L. Griffis	8,150	*	—	—	*
Gregory C. King	10,000	*	—	—	*
Randall J. Larson	7,500	*	—	—	*
D. Mark Leland	7,000	*	—	—	*
All executive officers and directors as a group (14 persons)	67,000	*	—	—	*
________________________

*	Less than 1.0%.

(1)	There are no arrangements for any listed beneficial owner to acquire within 60 days common units from options, warrants, rights, conversion privileges or similar obligations.

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

(3)
Based upon the Schedule 13G/A filed on January 24, 2013 with the SEC with respect to our common units held as of December 31, 2012, Chickasaw Capital Management, LLC has sole voting and dispositive power as to 1,147,018 common units. The address for Chickasaw Capital Management, LLC is 6075 Poplar Ave., Suite 4020, Memphis, TN 38119.

(4)
Based upon the Schedule 13G filed on February 14, 2013 with the SEC with respect to our common units held as of December 31, 2012, ClearBridge Investments, LLC has sole voting and dispositive power as to 1,014,717 common units. The address for ClearBridge Investments, LLC is 620 8th Avenue, New York, NY 10018.

(5)
Based upon the Schedule 13G filed on February 14, 2013 with the SEC with respect to our common units held as of December 31, 2012, Goldman Sachs Asset Management, L.P., together with GS Investment Strategies, LLC (collectively, “Goldman Sachs Asset Management”) have shared voting and dispositive power as to 1,327,297 common units. The address for Goldman Sachs Asset Management is 200 West Street, New York, NY 10282.

(6)
Based upon the Schedule 13G filed on February 14, 2013 with the SEC with respect to our common units held as of December 31, 2012, Harvest Fund Advisors LLC has sole voting and dispositive power as to 1,046,983 common units. The address for Harvest Fund Advisors LLC is 100 W. Lancaster Avenue, Suite 200, Wayne, PA 19087.

(7)
Based upon the Schedule 13G filed on February 12, 2013 with the SEC with respect to our common units held as of December 31, 2012, Tortoise Capital Advisors, L.L.C. (“TCA”) has shared voting power as to 1,102,599 common units and shared dispositive power as to 1,179,932 common units. TCA, by virtue of investment advisory agreements with certain investment companies to which is acts as an investment advisor, has all investment and voting power over securities owned of record by these investment companies. TCA also acts as an investment advisor to certain managed accounts. Under contractual agreements with individual account holders, TCA, with respect to the securities held in the managed accounts, shares investment and voting power with certain account holders, and has no voting power but shares investment power with certain other account holders. The address for TCA is 11550 Ash Street, Suite 300, Leawood, Kansas 66211.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2012 with respect to compensation plans under which our equity securities are authorized for issuance. For more information regarding the long-term incentive plan, please see Item 11. Executive Compensation “Compensation Discussion and Analysis — Long-Term Incentive Plan.”

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
____________________

(1)
The Oiltanking Partners, L.P. Long-Term Incentive Plan was adopted by our general partner in July 2011 in connection with our IPO. The LTIP contemplates the issuance or delivery of up to 3,889,980 common units to satisfy awards under the plan. As of December 31, 2012, no awards had been granted under the long-term incentive plan, and we do not expect to grant any awards in the future. Rather, we expect that OTA will continue to grant equity-based awards pursuant to a separate equity-based award program that OTA administers.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

OTA owns, directly or indirectly, 7,949,901 common units and 19,449,901 subordinated units representing an aggregate of approximately 69.0% limited partner interest in us, and owns and controls our general partner. OTA also appoints all of the directors of our general partner, which maintains a 2.0% general partner interest in us and indirectly owns all of our IDRs.

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

Distributions and Payments to Our General Partner and Its Affiliates

The following discussion summarizes the distributions and payments to be made by us to our general partner and its affiliates in connection with our formation, ongoing operation and any liquidation.

Formation Stage

The aggregate consideration received by our general partner and its affiliates for the contribution of their interests in connection with our IPO included:

•	7,949,901 common units;

•	19,449,901 subordinated units;

•	2.0% general partner interest; and

•	IDRs.

We used a portion of the net proceeds from our IPO to make distributions to OTA and certain of its affiliates and to repay intercompany indebtedness owed to Oiltanking Finance B.V.

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

Contribution Agreement

On July 19, 2011, in connection with the closing of our IPO, we entered into the Contribution, Conveyance and Assumption Agreement (“Contribution Agreement”) with OTA and its affiliates. Pursuant to the terms of the Contribution Agreement, the following transactions occurred:

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

•
OTA assigned and contributed (on behalf of the general partner) a portion of its limited partner interest in OTH with a value equal to 2.0% of the equity value of OILT immediately after our IPO to OILT in exchange for (i) the issuance of 793,874 notional general partner units in OILT to the general partner, representing a continuation of its 2.0% general partner interest in OILT, and (ii) the issuance of the IDRs to the general partner;

•
OTA assigned and contributed its remaining limited partner interest in OTH and its 100.0% member interest in OTH GP to OILT in exchange for (i) 3,581,032 common units, (ii) 10,457,842 subordinated units, and (iii) a right to receive a distribution from OILT, in whole or in part reimbursing OTA for pre-formation capital expenditures with respect to the OTH assets; and

•
OTB Holdco assigned and contributed its 100% member interest in OTB GP and its 99.0% limited partner interest in OTB to OILT in exchange for (i) 4,368,869 common units, (ii) 8,992,059 subordinated units and (iii) a right to receive a distribution from OILT, in whole or in part reimbursing OTB Holdco for pre-formation capital expenditures with respect to the OTB assets.

Omnibus Agreement

On July 19, 2011, in connection with the closing of our IPO, we entered into the Omnibus Agreement with our general partner and OTA, pursuant to which OTA agreed to provide us with a license to use the name “Oiltanking” and related marks in connection with our business at no cost to us.

The Omnibus Agreement also provides for certain indemnification obligations between us and OTA with respect to the assets which were contributed to us by OTA in connection with the closing of our IPO. OTA’s indemnification obligations to us include the following: (i) for a period of three years after the closing of our IPO, OTA will indemnify us for environmental losses arising out of any event or circumstance associated with the operation of our assets prior to the closing of our IPO of up to $15.0 million in the aggregate, provided that OTA will only be liable to provide indemnification for losses to the extent that the aggregate dollar amount of losses suffered by us exceeds $0.5 million in any calendar year; (ii) until 60 days after the applicable statute of limitations, OTA will indemnify us for any additional federal, state and local income tax liabilities attributable to the ownership and operation of our assets and the assets of our subsidiaries prior to the closing of our IPO; (iii) for a period of three years after the closing of our IPO, OTA will indemnify us for any losses resulting from the failure to have all necessary consents and governmental permits necessary for us to operate our assets in substantially the same manner in which they were used and operated immediately prior to the closing of our IPO; and (iv) for a period of three years after the closing of our IPO, OTA will indemnify us for any losses resulting from our failure to have valid and indefeasible easement rights, rights-of-way, leasehold and/or fee ownership interest in the lands where our assets are located if such failure prevents us from using or operating our assets in substantially the same manner as they were operated immediately prior to the closing of our IPO. The Omnibus Agreement will generally remain in effect so long as OTA controls our general partner, or unless mutually terminated by the parties.

Services Agreement

On July 19, 2011, in connection with our IPO, we entered into the Services Agreement with our general partner and OTNA, a subsidiary of OTA, and subsequently amended the Services Agreement in December 2011, pursuant to which OTNA agreed to provide us certain specified selling, general and administrative services necessary to manage our business for an annual fixed fee of $14.9 million, payable in equal monthly installments. We also agreed to reimburse OTNA for all operating expenses and all expenses it incurs as a result of our becoming a publicly traded partnership, including all operating expenses it incurs with respect to insurance coverage for our business, with such reimbursement obligations not subject to any cap.

The initial term of the Services Agreement is ten years, and it will automatically renew for additional twelve-month periods following the expiration of the initial term unless and until either we or OTNA provide 180 days written notice of our or OTNA’s intention to terminate the agreement. During the initial term or any renewal term, the annual fixed fee related to selling, general and administrative expenses will be adjusted as necessary each year to account for inflation as measured by the consumer price index. In addition, with the approval of the Conflicts Committee of the board of directors of our general partner, the fee may be adjusted to account for growth in our business or asset base.

Tax Sharing Agreement

On July 19, 2011, in connection with our IPO, we entered into a tax sharing agreement with OTA pursuant to which we reimburse OTA for our share of state and local income and other taxes borne by OTA as a result of our results being included in a combined or consolidated tax return filed by OTA with respect to taxable periods including or beginning on the closing date of our IPO. The amount of any such reimbursement is limited to the tax that we (and our subsidiaries) would have paid had we not been included in a combined group with OTA. OTA may use its tax attributes to cause its combined or consolidated group, of which we may be a member for this purpose, to owe no tax. However, we will nevertheless reimburse OTA for the tax we would have owed had the attributes not been available or used for our benefit, even though OTA had no cash expense for that period.

Other Transactions with Related Persons

Revenues Derived from Affiliates

We have engaged in certain transactions with other OTA subsidiaries, as well as other companies related to us by common ownership. Ongoing transactions include our provision of storage and ancillary services at market rates to Matrix Marine Fuels, L.L.C., an indirect, wholly owned subsidiary of our ultimate foreign parent, Marquard & Bahls AG. Prior to July 19, 2011, we also provided certain centralized administrative services to OTA, Oiltanking Texas City, L.P. (a subsidiary of OTA), Matrix Marine Fuels, L.L.C. and Mabanaft USA, Inc., each of whom are indirect wholly owned subsidiaries of our ultimate foreign parent. The administrative services we have provided included, among others, rental of administrative and operations office facilities, human resources, information technology, engineering, environmental and regulatory, treasury and certain financial services. Amounts charged for storage and ancillary services are classified as revenues. Amounts charged for the other administrative services discussed above are classified as a reduction of selling, general and administrative expense. Effective July 19, 2011, OTA began providing these administrative services to us and other OTA affiliates.

Total charges for related party services were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010

Storage and ancillary service fees	$3,212	$3,142	$3,256
Other revenues	13	1,565	2,437
Total related party charges	$3,225	$4,707	$5,693

Fees Paid to Affiliates

The following table summarizes related party operating expenses and selling, general and administrative expenses that are reflected in the consolidated statements of income for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010

Operating	$12,997	$4,795	$—
Selling, general and administrative	15,952	10,622	3,526

Prior to our IPO, we paid fees directly to Oiltanking GmbH for various general and administrative services, which included, among others, risk management, environmental compliance, legal consulting, information technology, engineering, centralized cash management and certain treasury and financial services. Oiltanking GmbH allocated these costs to us using several factors, such as our tank capacity and total volumes handled. In management’s estimation, the costs charged for these services approximate the amounts that would have been incurred for similar services purchased from third parties or provided by our own employees. Subsequent to our IPO, these services are provided pursuant to the Services Agreement discussed above.

Effective June 1, 2011, in anticipation of our IPO, all of our former employees were transferred to OTA. Effective July 19, 2011, certain operating and selling, general and administrative services necessary to operate our business are provided by OTA pursuant to the Services Agreement. Charges for these services are included in operating and selling, general and administrative expenses in the table above.

We also pay annual maintenance and technical support costs for proprietary software owned by Oiltanking GmbH, which we use in performing terminaling services for our customers. Each terminal location is allocated a portion of the global Oiltanking GmbH maintenance costs based on the number of users located at each facility. In management’s estimation, the costs incurred approximate the amounts that would have been incurred for similar third-party software programs for terminaling operations. Subsequent to our IPO, these services are provided pursuant to the Services Agreement.

During the years ended December 31, 2012, 2011 and 2010, we capitalized $4.3 million, $0.9 million and $0.4 million, respectively, of related party engineering services into construction in progress.

Investments with Affiliates
From time to time, we invest cash with Oiltanking Finance B.V. in short-term notes receivable at then-prevailing market rates. At December 31, 2012, we had short-term notes receivable of $28.0 million from Oiltanking Finance B.V., bearing a weighted-average interest rate of 0.15%.

Potential OTA Financial Support

OTA and other members of the Oiltanking Group, including Oiltanking Finance B.V., may elect, but are not obligated, to provide financial support to us under certain circumstances, such as in connection with an acquisition or expansion capital project. Our partnership agreement contains provisions designed to facilitate the Oiltanking Group’s ability to provide us with financial support while reducing concerns regarding conflicts of interest by defining certain potential financing transactions between OTA and other members of the Oiltanking Group, including Oiltanking Finance B.V., on the one hand, and us, on the other hand, as fair to our unitholders. In that regard, the following forms of potential Oiltanking Group financial support do not require approval by the Conflicts Committee of the board of directors of our general partner and will be deemed fair to our unitholders, and will not constitute a breach of any fiduciary or other duty owed to us by our general partner, if consummated on terms no less favorable than described below:

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
In addition, following the completion of our issuance of units in connection with an underwritten public offering, direct placement and/or private offering of units, we may make a reasonably prompt redemption of a number of common units owned by OTA or its affiliates that is no greater than the aggregate number of common units issued to OTA or its affiliates pursuant to the provisions summarized in the first bullet above (taking into account any prior redemption pursuant to the provisions summarized in this paragraph) at a price per common unit that is no greater than the price per common unit paid by the investors in such offering, as applicable, less underwriting discounts and commissions or placement fees, if any. As with the transactions described in the bullets above, any such redemption will be deemed fair to our unitholders and will not constitute a breach of any duty owed to us by our general partner.

Long-Term Debt, Affiliate

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

At December 31, 2012, we had $149.3 million of outstanding debt payable to Oiltanking Finance B.V. Total required debt principal repayments for each of the years in the period ending December 31, 2017 and thereafter are as follows (in thousands):

Amount
2013	$2,500
2014	2,500
2015	2,500
2016	2,500
2017	8,500
Thereafter	130,800
Total	$149,300

At December 31, 2012, our covenants restrict us from declaring distributions in excess of $160.0 million.

OTH and OTB Notes
At December 31, 2012, we have three outstanding Notes with Oiltanking Finance B.V. Two of the outstanding Notes with Oiltanking Finance B.V. contain loan covenants that require OTB to maintain certain debt, leverage and equity ratios and prohibit OTB from pledging its assets to third parties or incurring any indebtedness other than from Oiltanking Finance B.V. without its consent. At December 31, 2012, no assets had been pledged to third parties. The loan covenants in these agreements require OTB to maintain certain Financial Parameters (as such term is defined in the Note agreements), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are defined in the Note agreements). At December 31, 2012, OTB’s ratio of Stockholders’ Equity to non-current assets, the ratio of EBITDA to Total Debt Service and the ratio of Net Financial Indebtedness to EBITDA (as such terms are defined in the Note agreements) was 85.0%, 7.5 and 0.82, respectively. At December 31, 2012, OTB was in compliance with all covenants under the respective Note agreements.

OILT Credit Agreement
On November 7, 2012, OILT entered into Addendum No. 2 to its unsecured revolving line of credit agreement with Oiltanking Finance B.V. to increase the amount of the revolving credit commitment from $50.0 million to $150.0 million and to extend the maturity date from June 30, 2013 to November 30, 2017 (as amended, the “Credit Agreement”). From time to time upon OILT’s written request and in the sole determination of Oiltanking Finance B.V., the revolving credit commitment can be increased up to an additional $75.0 million, for a maximum revolving credit commitment of $225.0 million. Borrowings bear interest at LIBOR plus a margin ranging from 1.65% to 2.50% depending upon a leverage-based grid. Any unused portion of the revolving line of credit is subject to a commitment fee of 0.35% per annum. OILT paid an arrangement fee of $0.5 million to Oiltanking Finance B.V. in November 2012 in connection with the amendment, which has been deferred and is being amortized over the life of the Credit Agreement. There were no outstanding borrowings under the Credit Agreement at December 31, 2011. As of December 31, 2012, OILT had $6.0 million of outstanding borrowings under the Credit Agreement at an interest rate of 2.44% per annum.

The Credit Agreement requires OILT to maintain, on an calendar year basis, certain Financial Parameters (as such term is defined in the Credit Agreement), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are defined in the Credit Agreement). At December 31, 2012, OILT’s ratio of Stockholders’ Equity to non-current assets, the ratio of EBITDA to Total Debt Service and the ratio of Net Financial Indebtedness to EBITDA (as such terms are defined in the Credit Agreement) was 68.0%, 17.6 and 1.76, respectively. At December 31, 2012, OILT was in compliance with all covenants contained in the Credit Agreement.

OTH Loan Agreement

On May 16, 2012, OTH entered into a ten-year $125.0 million unsecured loan agreement with Oiltanking Finance B.V. (the “Loan Agreement”) for the purpose of financing the purchase of property, plant and equipment, through which borrowings were available through the Availability Period (through December 15, 2012), with a maturity date of December 15, 2022. At December 31, 2012, OTH had $125.0 million of outstanding borrowings under the Loan Agreement.

During the Availability Period, interest on borrowings outstanding under the Loan Agreement was calculated on the basis of an annual interest rate determined by Oiltanking Finance B.V., which represented Oiltanking Finance B.V.’s cost of funds, plus a margin of 2.70% per annum. In October 2012, OTH agreed to fix the interest rate applicable to borrowings under the Loan Agreement after the Availability Period at 4.55% per annum (calculated as the USD Swap Rate for ten years as of the date of determination of 1.85% plus a margin of 2.70%). A commitment fee of 1.00% per annum was calculated on the undrawn amount of the Loan Agreement and paid at the end of each month during the Availability Period. OTH paid an arrangement fee of $0.8 million to Oiltanking Finance B.V. upon signing of the Loan Agreement, which was deferred and is being amortized over the life of the Loan Agreement.

The Loan Agreement requires OTH to maintain certain Financial Parameters (as such term is defined in the Loan Agreement), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater, and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are described in the Loan Agreement). The Loan Agreement also contains covenants restricting the ability of OTH to take certain actions without the consent of Oiltanking Finance B.V., including (i) incurring additional indebtedness, (ii) pledging its assets, or (iii) amending its organizational documents. The Loan Agreement contains customary borrowing conditions and events of default, including events of default triggered by (i) OTH failing to satisfy the Financial Parameters and other covenants described in this paragraph after more than 30 days’ notice, (ii) OTH failing to repay borrowings under the Loan Agreement when they become due, and (iii) OTH ceasing to be controlled by Oiltanking GmbH. At December 31, 2012, OTH’s ratio of Stockholders’ Equity to non-current assets, the ratio of EBITDA to Total Debt Service and the ratio of Net Financial Indebtedness to EBITDA (as such terms are defined in the Loan Agreement) was 63.0%, 32.4 and 1.94, respectively. At December 31, 2012, OTH was in compliance with all covenants contained in the Loan Agreement.

Transactions with a Certain Director

One of the directors of our general partner, David L. Griffis, is employed by and a shareholder of the law firm of Crain, Caton & James, P.C., a firm that provides legal counsel to us, as well as to OTA and certain of its other affiliates. Fees for legal services paid to Crain, Caton & James, P.C. for services to us totaled $1.1 million, $0.8 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The Code of Conduct described above was adopted in connection with the closing of our IPO, and as a result, the transactions described above which were entered into prior to our IPO, were not reviewed according to the foregoing procedures.

Director Independence

The board of directors of our general partner has determined that each of Messrs. King, Larson and Leland are independent as defined under the independence standards established by the NYSE and the Exchange Act.

Item 14.     Principal Accounting Fees and Services

We have engaged BDO USA, LLP, as our independent registered public accounting firm and principal accountants. The aggregate fees for professional services rendered by our principal accountants, BDO USA, LLP, were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011

Audit Fees (1)	$609	$1,128
Audit-Related Fees (2)	—	12
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$609	$1,140
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

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accountant

As outlined in its charter, the Audit Committee of the board of directors of our general partner is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent auditors. BDO USA, LLP’s engagement to conduct our 2012 and 2011 audits and quarterly reviews post-IPO were pre-approved by the Audit Committee. Additionally, since the formation of the Audit Committee in 2011, BDO USA, LLP has not performed any non-audit services.

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

10.6
Addendum No. 2 dated November 7, 2012, to the Credit Limit Agreement dated June 15, 2011, between Oiltanking Partners, L.P. as Borrower, and Oiltanking Finance B.V. as Lender (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (File No. 001-35320) filed on November 7, 2012).

10.7
Tax Sharing Agreement by and between Oiltanking Partners, L.P. and Oiltanking Holding Americas, Inc., dated as of July 19, 2011 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-35230) filed on July 19, 2011).

10.8
First Amendment to Services Agreement by and among Oiltanking Partners, L.P., OTLP GP, LLC, Oiltanking North America, LLC and Oiltanking Beaumont Specialty Products, LLC, dated December 31, 2011, but effective July 19, 2011 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K (File No. 001-35230) filed on March 14, 2012).

10.9
Loan Agreement by and between Oiltanking Houston, L.P. as Borrower and Oiltanking Finance B.V. as Lender, dated as of May 16, 2012, but effective as of May 11, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35230) filed on May 21, 2012).

*21.1	List of Subsidiaries of Oiltanking Partners, L.P.
*23.1	Consent of BDO USA, LLP.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
**101.INS	XBRL Instance Document.
**101.SCH	XBRL Taxonomy Extension Schema Document.
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________

†	Represents management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

		By:	OILTANKING PARTNERS, L.P. (Registrant)

		By:	OTLP GP, LLC, as General Partner

Date:	March 6, 2013	By:	/s/ ANNE-MARIE AINSWORTH
Anne-Marie Ainsworth President and Chief Executive Officer and Director (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 6, 2013	By:	/s/ ANNE-MARIE AINSWORTH
Anne-Marie Ainsworth President and Chief Executive Officer and Director (Principal Executive Officer)

Date:	March 6, 2013	By:	/s/ CARLIN G. CONNER
Carlin G. Conner Chairman of the Board

Date:	March 6, 2013	By:	/s/ KENNETH F. OWEN
Kenneth F. Owen Vice President & Chief Financial Officer (Principal Financial Officer)

Date:	March 6, 2013	By:	/s/ DONNA Y. HYMEL
Donna Y. Hymel Controller (Principal Accounting Officer)

Date:	March 6, 2013	By:	/s/ JAMES FLANNAN BROWNE
James Flannan Browne Director

Date:	March 6, 2013	By:	/s/ DAVID L. GRIFFIS
David L. Griffis Director

Date:	March 6, 2013	By:	/s/ GREGORY C. KING
Gregory C. King Director

Date:	March 6, 2013	By:	/s/ RANDALL J. LARSON
Randall J. Larson Director

Date:	March 6, 2013	By:	/s/ D. MARK LELAND
D. Mark Leland Director

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Oiltanking Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-173199) filed on March 31, 2011).
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

10.6
Addendum No. 2 dated November 7, 2012, to the Credit Limit Agreement dated June 15, 2011, between Oiltanking Partners, L.P. as Borrower, and Oiltanking Finance B.V. as Lender (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (File No. 001-35320) filed on November 7, 2012).

10.7
Tax Sharing Agreement by and between Oiltanking Partners, L.P. and Oiltanking Holding Americas, Inc., dated as of July 19, 2011 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-35230) filed on July 19, 2011).

10.8
First Amendment to Services Agreement by and among Oiltanking Partners, L.P., OTLP GP, LLC, Oiltanking North America, LLC and Oiltanking Beaumont Specialty Products, LLC, dated December 31, 2011, but effective July 19, 2011 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K (File No. 001-35230) filed on March 14, 2012).

10.9
Loan Agreement by and between Oiltanking Houston, L.P. as Borrower and Oiltanking Finance B.V. as Lender, dated as of May 16, 2012, but effective as of May 11, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35230) filed on May 21, 2012).

*21.1	List of Subsidiaries of Oiltanking Partners, L.P.
*23.1	Consent of BDO USA, LLP.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
**101.INS	XBRL Instance Document.
**101.SCH	XBRL Taxonomy Extension Schema Document.
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________

†	Represents management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.