Form 10-Q
period 2013-03-31
Oiltanking Partners, L.P.
filed 2013-05-09
CIK 1516007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of May 6, 2013, there were 19,449,901 common units and 19,449,901 subordinated units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)
(Unaudited)

	March 31,	December 31,
	2013	2012
Assets:
Current assets:
Cash and cash equivalents	$14,918	$7,071
Receivables:
Trade	18,957	12,160
Affiliates	975	615
Other	243	313
Note receivable, affiliate	—	28,000
Prepaid expenses and other	495	1,290
Total current assets	35,588	49,449
Property, plant and equipment, net	457,654	418,289
Other assets, net	1,434	1,482
Total assets	$494,676	$469,220
Liabilities and partners’ capital:
Current liabilities:
Accounts payable and accrued expenses	$32,803	$29,399
Current maturities of long-term debt, affiliate	2,500	2,500
Accounts payable, affiliates	2,297	2,049
Total current liabilities	37,600	33,948
Long-term debt, affiliate, less current maturities	164,000	146,800
Deferred revenue	2,448	2,544
Total liabilities	204,048	183,292
Commitments and contingencies (Note 11)
Partners’ capital:
Common units (19,449,901 units issued and outstanding at March 31, 2013 and December 31, 2012)	250,011	248,176
Subordinated units (19,449,901 units issued and outstanding at March 31, 2013 and December 31, 2012)	38,189	36,354
General partner’s interest	2,428	1,398
Total partners’ capital	290,628	285,928
Total liabilities and partners’ capital	$494,676	$469,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Revenues	$40,186	$34,286
Costs and expenses:
Operating	9,465	9,627
Selling, general and administrative	4,997	4,488
Depreciation and amortization	4,490	3,966
Loss on disposal of fixed assets	—	13
Total costs and expenses	18,952	18,094
Operating income	21,234	16,192
Other income (expense):
Interest expense	(892)	(207)
Interest income	3	20
Other income	2	14
Total other expense, net	(887)	(173)
Income before income tax expense	20,347	16,019
Income tax expense	(155)	(80)
Net income	$20,192	$15,939

Allocation of net income to partners:
Net income allocated to general partner	$1,350	$387
Net income allocated to common unitholders	$9,421	$7,776
Net income allocated to subordinated unitholders	$9,421	$7,776

Earnings per limited partner unit:
Common unit (basic and diluted)	$0.48	$0.40
Subordinated unit (basic and diluted)	$0.48	$0.40

Weighted average number of limited partner units outstanding:
Common units (basic and diluted)	19,450	19,450
Subordinated units (basic and diluted)	19,450	19,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$20,192	$15,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,490	3,966
Loss on disposal of fixed assets	—	13
Amortization of deferred financing costs	46	31
Changes in assets and liabilities:
Trade and other receivables	(6,727)	(2,232)
Prepaid expenses and other assets	797	729
Accounts receivable/payable, affiliates	(112)	(1,985)
Accounts payable and accrued expenses	(3,631)	(5,317)
Deferred revenue	385	(444)
Total adjustments from operating activities	(4,752)	(5,239)
Net cash provided by operating activities	15,440	10,700
Cash flows from investing activities:
Issuance of notes receivable, affiliate	—	(16,000)
Collections of notes receivable, affiliate	28,000	14,300
Payments for purchase of property, plant and equipment	(37,301)	(6,990)
Net cash used in investing activities	(9,301)	(8,690)
Cash flows from financing activities:
Borrowings under credit agreement, affiliate	18,000	—
Payments under notes payable, affiliate	(800)	(800)
Distributions paid to partners	(15,492)	(13,674)
Net cash provided by (used in) financing activities	1,708	(14,474)
Net increase (decrease) in cash and cash equivalents	7,847	(12,464)
Cash and cash equivalents — Beginning of period	7,071	23,836
Cash and cash equivalents — End of period	$14,918	$11,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

		Limited Partners’ Interests
	General Partner’s Interest	Common Units	Subordinated Units	Total

Balance — January 1, 2013	$1,398	$248,176	$36,354	$285,928
Net income	1,350	9,421	9,421	20,192
Cash distributions to partners	(320)	(7,586)	(7,586)	(15,492)
Balance — March 31, 2013	$2,428	$250,011	$38,189	$290,628

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
On July 19, 2011, we completed our initial public offering (“IPO”) of 11,500,000 common units, including 1,500,000 common units issued in connection with the underwriters’ exercise of their over-allotment option, at a price of $21.50 per unit. Our common units are listed on the New York Stock Exchange under the symbol “OILT.” Through July 18, 2011, OTH and OTB were wholly owned subsidiaries of OTA. OTA and its affiliates contributed all of their equity interests in OTH and OTB to us on July 19, 2011, and in exchange, we issued an aggregate of 7,949,901 common units and 19,449,901 subordinated units to OTA and its affiliates and incentive distribution rights to our general partner. At March 31, 2013, OTA owned our general partner, 7,949,901 common units and 19,449,901 subordinated units.

At March 31, 2013, we had outstanding (i) 19,449,901 common units and 19,449,901 subordinated units representing limited partner interests, (ii) a 2.0% general partner interest and (iii) incentive distribution rights. OTA and its affiliates hold 70.4% of all of our outstanding common and subordinated units (or a 69.0% limited partner interest), and other security holders hold the remaining 29.6% (or a 29.0% limited partner interest). The limited partners collectively hold a 98.0% limited partner interest in OILT, and the general partner holds a 2.0% general partner interest in OILT.

Basis of Presentation
Our results of operations for the three months ended March 31, 2013 are not necessarily indicative of results expected for the full year of 2013. In the opinion of management, the accompanying condensed consolidated interim financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the results for the interim periods. The condensed consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. All significant intercompany transactions and balances have been eliminated in consolidation.

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

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date. Fair value measurements are derived using inputs and assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. GAAP establishes a valuation hierarchy for disclosure of the inputs used to measure fair value. This three-tier hierarchy classifies fair value amounts recognized or disclosed in the financial statements based on the observability of inputs used to estimate such fair values. The classification within the hierarchy of a financial asset or liability is determined based on the lowest level input that is significant to the fair value measurement. The hierarchy considers fair value amounts based on observable inputs (Levels 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3).  At each balance sheet reporting date, we categorize our financial assets and liabilities using this hierarchy.

Notes receivable, affiliate are reported in the condensed consolidated balance sheets at amounts which approximate fair value due to the relatively short period to maturity of these financial instruments (Level 2). The carrying values of our fixed-rated debt approximate fair value based upon borrowing rates currently available to us for loans with similar terms (Level 2). The fair values of our variable-rate debt are their carrying amounts, as the carrying amount reasonably approximates fair value due to the variability of the interest rates. See Note 6 for further details of our fixed-rate and variable-rate debt.

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

2. RELATED PARTY TRANSACTIONS

We have engaged in certain transactions with other OTA subsidiaries, as well as other companies related to us by common ownership. Ongoing transactions include our provision of storage and ancillary services to these affiliates. Total charges for related party services were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Storage and ancillary service fees	$710	$794
Other charges	—	13
Total related party charges	$710	$807

During the three months ended March 31, 2013, we capitalized $1.0 million of related party engineering services into construction in progress. During the three months ended March 31, 2012, we did not capitalize any related party engineering services into construction in progress.

At March 31, 2013 and December 31, 2012, total related party accounts receivable were $1.0 million and $0.6 million, respectively. Total related party accounts payable were $2.3 million and $2.0 million at March 31, 2013 and December 31, 2012, respectively. Additionally, we had $1.4 million and $0.1 million within accounts payable and accrued expenses at March 31, 2013 and December 31, 2012, respectively, associated with related party administrative fees (see Note 4).

Long-term debt payable to Oiltanking Finance B.V., including both current and long-term portions, at March 31, 2013 and December 31, 2012, was $166.5 million and $149.3 million, respectively. Oiltanking Finance B.V. is a wholly owned finance company of Oiltanking GmbH that serves as the global financing division for the Oiltanking Group’s terminal holdings, including us, and arranges loans and notes at market rates and terms for approved terminal construction projects.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2013 and December 31, 2012, total interest and commitment fees payable to Oiltanking Finance B.V. under term loans and credit financing arrangements of $1.9 million and $0.6 million, respectively, were included in accounts payable and accrued expenses (see Note 4).

From time to time, we invest cash with Oiltanking Finance B.V. in short-term notes receivable at then-prevailing market rates. At December 31, 2012, we had short-term notes receivable of $28.0 million from Oiltanking Finance B.V., bearing an interest rate of 0.51%. At March 31, 2013, we had no short-term notes receivable outstanding.

The following table summarizes related party operating expenses, selling, general and administrative expenses, interest expense and interest income reflected in the condensed consolidated statements of income for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Operating	$3,581	$3,122
Selling, general and administrative (1)	3,989	3,972
Interest expense (net of amounts capitalized)	885	201
Interest income	3	20
____________

(1)
We incurred $4.0 million of selling, general and administrative expenses under the Services Agreement during each of the three months ended March 31, 2013 and 2012, respectively. These amounts for the three months ended March 31, 2013 and 2012 include $0.2 million and $0.3 million, respectively, of costs from OTA related to ongoing maintenance costs for an invoicing and inventory computer system that are reimbursable under the Services Agreement but not included in the annual fixed fee (see below).

Transactions with a Certain Director

One of the directors of our general partner, David L. Griffis, is employed by and a shareholder of the law firm of Crain, Caton & James, P.C., a firm that provides legal counsel to us, as well as to OTA and certain of its other affiliates. Fees for legal services paid to Crain, Caton & James, P.C. for services to us totaled $0.5 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

Agreements with Affiliates

Services Agreement. On July 19, 2011, in connection with our IPO, we entered into a services agreement (the “Services Agreement”) with our general partner and Oiltanking North America, LLC (“OTNA”), a subsidiary of OTA, and subsequently amended the Services Agreement in December 2011, pursuant to which OTNA agreed to provide us certain specified selling, general and administrative services necessary to manage our business for an annual fixed fee, payable in equal monthly installments. We also agreed to reimburse OTNA for all operating expenses and all expenses it incurs as a result of our becoming a publicly traded partnership, including all operating expenses it incurs with respect to insurance coverage for our business, with such reimbursement obligations not subject to any cap.

The initial term of the Services Agreement is ten years, and it will automatically renew for additional twelve-month periods following the expiration of the initial term unless and until either we or OTNA provide 180 days written notice of intent to terminate the agreement. During the initial term or any renewal term, the annual fixed fee related to selling, general and administrative expenses will be adjusted as necessary each year to account for inflation as measured by the consumer price index. In addition, with the approval of the Conflicts Committee of the board of directors of our general partner, the fee may be adjusted to account for growth in our business or asset base. For 2013, the annual fixed fee was increased to $15.1 million as a result of an increase in the consumer price index.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2013	2012

Land	$23,340	$23,340
Production and terminal facilities	546,189	460,209
Rights-of-way	30	30
Construction in progress	94,751	136,876
Total property, plant and equipment	664,310	620,455
Less: accumulated depreciation	(206,656)	(202,166)
Total property, plant and equipment, net	$457,654	$418,289

Depreciation expense was $4.5 million and $4.0 million for the three months ended March 31, 2013 and 2012, respectively.

Interest costs capitalized as part of the costs of construction in progress were $1.1 million and $0.3 million during the three months ended March 31, 2013 and 2012, respectively.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2013	2012

Accounts payable, trade	$6,414	$7,891
Accrued capital expenditures	19,286	12,732
Accrued property taxes	1,689	4,987
Accrued sales and other taxes	207	207
Related party interest and commitment fees payable	1,949	611
Related party administrative fees payable	1,427	60
Deferred revenue	1,520	1,039
Other	311	1,872
Total accounts payable and accrued expenses	$32,803	$29,399

5. DEFERRED REVENUE
During 2007, we entered into a modification of a lease as a lessor and received a one-time upfront rental payment of $2.5 million, which is being amortized on a straight-line basis over the term of the lease, which is approximately sixteen years. At March 31, 2013 and December 31, 2012, deferred revenue related to this upfront rental payment was $1.5 million and $1.6 million, respectively, of which $0.2 million at each date was current and included in accounts payable and accrued expenses.
During 2010, we entered into a modification of a revenue agreement and received a one-time payment of $2.0 million, which is being amortized on a straight-line basis over the remaining term of the agreement, which is approximately nine years. At March 31, 2013 and December 31, 2012, deferred revenue related to this one-time payment was $1.3 million and $1.4 million, respectively, of which $0.2 million at each date was current and included in accounts payable and accrued expenses.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2013 and December 31, 2012, we had $1.1 million and $0.6 million, respectively, of current deferred revenue related to a customer throughput and deficiency agreement.

6. DEBT

Long-term debt, affiliate, consisted of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2013	2012

6.78% Note due 2019 – OTH	$6,300	$6,300
7.45% Note due 2019 – OTB	5,200	5,600
7.02% Note due 2020 – OTB	6,000	6,400
4.55% OTH Loan Agreement, due 2022	125,000	125,000
OILT Credit Agreement, due 2017	24,000	6,000
Total debt	166,500	149,300
Less current portion	(2,500)	(2,500)
Total long-term debt, affiliate	$164,000	$146,800

At March 31, 2013, our covenants restrict us from declaring distributions in excess of approximately $153.0 million.

OTH and OTB Notes
At March 31, 2013, we have three outstanding Notes with Oiltanking Finance B.V. Two of the outstanding Notes with Oiltanking Finance B.V. contain loan covenants that require OTB to maintain certain debt, leverage and equity ratios and prohibit OTB from pledging its assets to third parties or incurring any indebtedness other than from Oiltanking Finance B.V. without its consent. At March 31, 2013, no assets had been pledged to third parties. The loan covenants in these agreements require OTB to maintain certain Financial Parameters (as such term is defined in the Note agreements), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are defined in the Note agreements). At March 31, 2013, OTB’s ratio of Stockholders’ Equity to non-current assets, the ratio of EBITDA to Total Debt Service and the ratio of Net Financial Indebtedness to EBITDA (as such terms are defined in the Note agreements) was 84.0%, 7.7 and 1.11, respectively. At March 31, 2013, OTB was in compliance with all covenants under the respective Note agreements.

OILT Credit Agreement
On November 7, 2012, OILT entered into Addendum No. 2 to its unsecured revolving line of credit agreement with Oiltanking Finance B.V. to increase the amount of the revolving credit commitment from $50.0 million to $150.0 million and to extend the maturity date from June 30, 2013 to November 30, 2017 (as amended, the “Credit Agreement”). From time to time upon OILT’s written request and in the sole determination of Oiltanking Finance B.V., the revolving credit commitment can be increased up to an additional $75.0 million, for a maximum revolving credit commitment of $225.0 million. Borrowings bear interest at LIBOR plus a margin ranging from 1.65% to 2.50% depending upon a leverage-based grid. Any unused portion of the revolving line of credit is subject to a commitment fee of 0.35% per annum. At March 31, 2013, OILT had $24.0 million of outstanding borrowings under the Credit Agreement at a weighted average interest rate of 2.18% per annum.

The Credit Agreement requires OILT to maintain, on an calendar year basis, certain Financial Parameters (as such term is defined in the Credit Agreement), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are defined in the Credit Agreement). At March 31, 2013, OILT’s ratio of Stockholders’ Equity to non-current assets, the ratio of EBITDA to Total Debt Service and the ratio of Net Financial

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Indebtedness to EBITDA (as such terms are defined in the Credit Agreement) was 63.0%, 19.1 and 1.76, respectively. At March 31, 2013, OILT was in compliance with all covenants contained in the Credit Agreement.

OTH Loan Agreement

On May 16, 2012, OTH entered into a ten-year $125.0 million unsecured loan agreement with Oiltanking Finance B.V. (the “Loan Agreement”) for the purpose of financing the purchase of property, plant and equipment, through which borrowings were available through December 15, 2012 (the “Availability Period”), with a maturity date of December 15, 2022 (the “Maturity Date”). At March 31, 2013, OTH had $125.0 million of outstanding borrowings under the Loan Agreement at a fixed interest rate of 4.55% per annum.

The Loan Agreement requires OTH to maintain certain Financial Parameters (as such term is defined in the Loan Agreement), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater, and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are described in the Loan Agreement). The Loan Agreement also contains covenants restricting the ability of OTH to take certain actions without the consent of Oiltanking Finance B.V., including (i) incurring additional indebtedness, (ii) pledging its assets, or (iii) amending its organizational documents. The Loan Agreement contains customary borrowing conditions and events of default, including events of default triggered by (i) OTH failing to satisfy the Financial Parameters and other covenants described in this paragraph after more than 30 days’ notice, (ii) OTH failing to repay borrowings under the Loan Agreement when they become due, and (iii) OTH ceasing to be controlled by Oiltanking GmbH. At March 31, 2013, OTH’s ratio of Stockholders’ Equity to non-current assets, the ratio of EBITDA to Total Debt Service and the ratio of Net Financial Indebtedness to EBITDA (as such terms are defined in the Loan Agreement) was 57.0%, 35.0 and 1.85, respectively. At March 31, 2013, OTH was in compliance with all covenants contained in the Loan Agreement.

7. PARTNERS’ CAPITAL AND DISTRIBUTIONS

Outstanding Units

At March 31, 2013 and December 31, 2012, we had outstanding 19,449,901 common units and 19,449,901 subordinated units representing limited partner units.

Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date.

The following table details the distributions paid during or pertaining to the three months ended March 31, 2013 (in thousands, except per unit amounts):

		Common and	General	Incentive		Distributions
	Date Paid	Subordinated	Partner’s	Distribution		per Limited
Date Declared	or To Be Paid	Units	2% Interest	Rights	Total	Partner Unit

January 22, 2013	February 14, 2013	$15,171	$310	$11	$15,492	$0.39
April 22, 2013	May 14, 2013	$15,754	$324	$100	$16,178	$0.405

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

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. EARNINGS PER LIMITED PARTNER UNIT

The following table sets forth the computation of basic and diluted earnings per limited partner unit for the periods indicated (amounts in thousands, except per unit data):

	Three Months Ended
	March 31,
	2013	2012

Net income	$20,192	$15,939

Less: General partner’s incentive distribution earned (1)	946	68
Less: General partner’s 2.0% ownership interest	404	319
Net income allocated to limited partners	$18,842	$15,552

Numerator for basic and diluted earnings per limited partner unit:
Allocation of net income among limited partner interests:
Net income allocable to common units	$9,421	$7,776
Net income allocable to subordinated units	9,421	7,776
Net income allocated to limited partners	$18,842	$15,552

Denominator:
Basic and diluted weighted average number of limited partner units outstanding:
Common units	19,450	19,450
Subordinated units	19,450	19,450

Basic and diluted net income per limited partner unit:
Common units	$0.48	$0.40
Subordinated units	$0.48	$0.40
____________

(1)
Based on the amount of net income for the three months ended March 31, 2013 and 2012, our general partner was allocated income associated with its incentive distribution rights for this period. Undistributed earnings (net income in excess of distributions) or undistributed losses (distributions in excess of net income) are allocated to the general partner and limited partners based on their respective ownership interests. Cash payments made to our general partner and limited partners are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of earnings per unit.

9. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Cash paid for interest of $581 and $552 (net of capitalized interest)	$(497)	$288
Interest costs capitalized	1,078	264

Non-cash transactions:
Increase in accounts payable related to capital expenditures	$6,554	$—

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. SEGMENT REPORTING
We derive our revenues from two operating segments — OTH and OTB. The two operating segments have been aggregated into one reportable business segment because they have similar long-term economic characteristics, types and classes of customers and provide similar services.

Revenues by service category are as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Storage service fees	$27,958	$24,294
Throughput fees	10,488	6,881
Ancillary service fees	1,740	3,111
Total revenues	$40,186	$34,286

11. COMMITMENTS AND CONTINGENCIES
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

Environmental Liabilities
We may experience releases of crude oil, petroleum products and fuels, liquid petroleum gas or other contaminants into the environment, or discover past releases that were previously unidentified. Although we maintain an inspection program designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to any such environmental releases from our assets may affect our business. As of March 31, 2013 and December 31, 2012, we have not identified any environmental obligations that would require accrual in our condensed consolidated financial statements.

Commitments
We have certain short-term purchase obligations and commitments for products and services, primarily related to construction on our expansion projects. At March 31, 2013, we have commitments of approximately $17.0 million for the purchase of property, plant and equipment.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this report as well as the consolidated financial statements and related notes, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K for the year ended December 31, 2012 (“Annual Report”).

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

Overview of Business
Oiltanking Partners, L.P. (“OILT”) is a Delaware limited partnership formed by Oiltanking Holding Americas, Inc. (“OTA”) on March 14, 2011 to engage in the storage, terminaling and transportation of crude oil, refined petroleum products and liquefied petroleum gas (“LPG”). OTA owns and controls OILT’s general partner, OTLP GP, LLC (our “general partner”). Through its wholly owned subsidiaries, Oiltanking Houston, L.P. (“OTH”) and Oiltanking Beaumont Partners, L.P. (“OTB”), OILT owns and operates storage and terminaling assets located along the Gulf Coast of the United States on the Houston, Texas Ship Channel and in Beaumont, Texas. We report in one business segment.

OTA is a wholly owned subsidiary of Oiltanking GmbH. Oiltanking GmbH and its subsidiaries, other than OILT and its subsidiaries, are collectively referred to herein as the “Oiltanking Group.” As used in this document, the terms “we,” “us,” and “our” and similar terms refer to OILT and its subsidiaries unless the context indicates otherwise.

On July 19, 2011, we completed our initial public offering (“IPO”) of 11,500,000 common units, including 1,500,000 common units issued in connection with the underwriters’ exercise of their over-allotment option, at a price of $21.50 per unit. Through July 18, 2011, OTH and OTB were wholly owned subsidiaries of OTA. OTA and its affiliates contributed all of their equity interests in OTH and OTB to us on July 19, 2011, and in exchange, we issued an aggregate of 7,949,901 common units and 19,449,901 subordinated units to OTA and its affiliates, and issued incentive distribution rights to our general partner. At March 31, 2013, OTA owned our general partner, 7,949,901 common units and 19,449,901 subordinated units.

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

We operate crude oil and refined petroleum products terminals on the Houston, Texas Ship Channel and in Beaumont, Texas. Our Beaumont terminal serves as a regional hub for refined petroleum products for refineries located in the Gulf Coast region. At March 31, 2013, our Houston facility has an aggregate active storage capacity of approximately 12.9 million barrels and provides integrated terminaling services to a variety of customers, including major integrated oil companies, marketers, distributors and chemical companies. At March 31, 2013, our Beaumont facility has an aggregate active storage capacity of approximately 5.6 million barrels and provides integrated terminaling services to a variety of customers, including major integrated oil companies, distributors, marketers and chemical and petrochemical companies.

Recent Developments

Expansion Projects and Assets Placed Into Service

In November 2011, we announced approval of expansion projects of approximately $85.0 million to construct two new crude oil pipelines along the Houston Ship Channel and approximately one million barrels of new crude oil storage capacity at our Houston terminal. During the first quarter of 2012, the board of directors approved an additional $11.0 million of spending to extend the pipeline expansion into a third-party terminal in Houston. During January 2013, we placed this pipeline expansion project into service. In addition, in February 2013, we placed three new crude oil storage tanks with a total capacity of 825,000 barrels into service at our Houston terminal. The final 275,000 barrel tank of this four tank expansion project is expected to be placed into service in the second quarter of 2013. In Beaumont, during the first quarter of 2013, we completed construction on and placed into service two new refined products storage tanks with total capacity of 325,000 barrels.

Dock Expansion Project

In March 2013, we announced an expansion of our relationship with Enterprise Products Partners L.P. (“Enterprise”) and plans to increase our ability to import and export LPG at our terminal on the Houston Ship Channel. In connection with the agreement with Enterprise, we will construct a new vessel dock and add infrastructure to existing docks with the capability of handling substantially more LPG vessels at multiple docks. During the term of the agreement, we have also agreed to provide vessel-based LPG import and export services on the Houston Ship Channel exclusively to Enterprise, and Enterprise has agreed to exclusively use our facility for its vessel-based imports and exports of LPG on the Houston Ship Channel. The estimated $44.0 million expansion project is expected to be completed by the end of the fourth quarter of 2014.

Management Changes

On March 15, 2013, Edward J. O’Neal, Jr. was appointed by the board of directors of our general partner to serve as Vice President of Human Resources.

Distribution Declaration

On April 22, 2013, the board of directors of our general partner declared a cash distribution to our unitholders of $0.405 per unit and a corresponding distribution on our general partner’s interest, payable on May 14, 2013 to unitholders of record at the close of business on May 3, 2013.

Results of Operations
Our operating results were as follows for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended
	March 31,
	2013	2012

Revenues	$40,186	$34,286
Costs and expenses:
Operating	9,465	9,627
Selling, general and administrative	4,997	4,488
Depreciation and amortization	4,490	3,966
Loss on disposal of fixed assets	—	13
Total costs and expenses	18,952	18,094
Operating income	21,234	16,192
Other income (expense):
Interest expense	(892)	(207)
Interest income	3	20
Other income	2	14
Total other expense, net	(887)	(173)
Income before income tax expense	20,347	16,019
Income tax expense	(155)	(80)
Net income	$20,192	$15,939

Earnings per common unit – basic and diluted	$0.48	$0.40
Earnings per subordinated unit – basic and diluted	$0.48	$0.40

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) before net interest expense, income tax (expense) benefit, depreciation and amortization expense and other income, as further adjusted to exclude certain other non-cash and non-recurring items, which included gains and losses on disposal of fixed assets for the three months ended March 31, 2012. Adjusted EBITDA is not a presentation made in accordance with GAAP. Adjusted EBITDA is a non-GAAP supplemental financial performance measure that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess: (i) our financial performance as compared to other publicly traded partnerships in the midstream energy industry, without regard to historical cost basis or financing methods, (ii) the viability of proposed projects and acquisitions and (iii) the overall rates of return on investment in various opportunities. Accordingly, we believe that the presentation of Adjusted EBITDA provides useful information to investors in assessing our results of operations.

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

The following table presents a reconciliation of Adjusted EBITDA from net income, the most directly comparable GAAP financial measure, for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Reconciliation of Adjusted EBITDA from net income:
Net income	$20,192	$15,939
Depreciation and amortization	4,490	3,966
Income tax expense	155	80
Interest expense, net	889	187
Loss on disposal of fixed assets	—	13
Other income	(2)	(14)
Adjusted EBITDA	$25,724	$20,171

Operating Data

The following table presents operating data for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012

Storage capacity, end of period (mmbbls) (1) (3)	18.5	17.3
Storage capacity, average (mmbbls) (3)	18.2	17.3
Terminal throughput (mbpd) (2)	881.3	846.2
Vessels per period	194	229
Barges per period	831	773
Trucks per period	5,238	2,751
Rail cars per period	1,638	2,288
_______________________

(1)	Represents million barrels (“mmbbls”).

(2)	Represents thousands of barrels per day (“mbpd”).

(3)	During the first quarter of 2013, we placed into service net storage capacity of approximately 0.9 million barrels.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Adjusted EBITDA. Adjusted EBITDA for the three months ended March 31, 2013 increased by $5.6 million, or 27.5%, to $25.7 million from $20.2 million for the three months ended March 31, 2012. The increase in Adjusted EBITDA was primarily attributable to increased revenues of $5.9 million and decreased operating expenses of $0.2 million, partially offset by increased selling, general and administrative expenses (“SG&A expenses”) of $0.5 million.

Revenues. Revenues for the three months ended March 31, 2013 increased by $5.9 million, or 17.2%, to $40.2 million from $34.3 million for the three months ended March 31, 2012, primarily attributable to an increase in storage service fee revenues of $3.7 million and higher throughput fee revenue of $3.6 million, partially offset by a decrease in ancillary services fee revenue of $1.4 million. Increased storage service fee revenues were attributable to additional revenues from new storage capacity placed into service in April 2012 and in the first quarter of 2013 and an escalation in the average storage fee charged. Increased throughput fee revenue was primarily attributable to revenues of approximately $1.9 million generated on our pipelines recently placed into service, increased LPG exports during the 2013 period which increased revenues by approximately $1.5 million and revenues from our new revenue arrangement with Enterprise. Ancillary service fee revenue in the 2012 period included approximately $1.4 million of revenues from a pipeline-related construction project for a customer that was completed and recognized during the 2012 period.

Operating Expenses. Operating expenses for the three months ended March 31, 2013 decreased by $0.2 million, or 1.7%, to $9.5 million from $9.6 million for the three months ended March 31, 2012. The decrease in operating expenses was primarily due to a decrease of $1.4 million in expenses associated with the pipeline-related construction project which occurred in the 2012 period discussed above, a decrease of $0.2 million in rental expense due to the purchase of previously leased land for our expansion projects and a decrease of $0.1 million in power and fuel costs due to re-negotiated power rates at a lower rate. These decreases in operating expenses were partially offset by an increase of $0.5 million in operations employee-related costs incurred by OTA and charged to us under the Services Agreement due to increases in benefit costs and higher operational labor in the 2013 period, an increase of $0.4 million in repairs and maintenance costs, an increase of $0.3 million in property taxes resulting from increased property values, an increase of $0.2 million in legal, engineering and permitting and licensing fees and an increase of $0.1 million in insurance costs.

Selling, General and Administrative Expenses. SG&A expenses for the three months ended March 31, 2013 increased by $0.5 million, or 11.3%, to $5.0 million from $4.5 million for the three months ended March 31, 2012. The increase in SG&A expenses in the 2013 period was primarily due to higher accounting, auditing and professional fees.

Depreciation Expense. Depreciation expense for the three months ended March 31, 2013 increased by $0.5 million, or 13.2%, to $4.5 million from $4.0 million for the three months ended March 31, 2012, primarily due to assets placed in service in 2012 and in the 2013 period.

Loss on Disposal of Fixed Assets. During the three months ended March 31, 2013, we did not recognize any losses on the disposal of fixed assets. During the three months ended March 31, 2012, we recognized losses of less than $0.1 million on the disposal of certain dismantled terminal assets.

Interest Expense. Interest expense for the three months ended March 31, 2013 increased by $0.7 million, or 330.9%, to $0.9 million from $0.2 million for the three months ended March 31, 2012, primarily due to higher outstanding borrowings as a result of the increased construction activity, partially offset by higher interest capitalized on construction projects.

Income Tax Expense. Income tax expense for the three months ended March 31, 2013 increased by $0.1 million, or 93.8%, to $0.2 million from $0.1 million for the three months ended March 31, 2012, due to an increase in accruals for Texas margin tax.

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

During the three months ended March 31, 2013, we paid cash distributions totaling $15.5 million, or $0.39 per unit, and corresponding distributions on our general partner’s interest and incentive distribution rights, to unitholders. On April 22, 2013, the board of directors of our general partner declared a cash distribution to our unitholders of $0.405 per unit for the first quarter of 2013, and a corresponding distribution on our general partner’s interest and incentive distribution rights. The first quarter 2013 cash distribution totaling approximately $16.2 million is expected to be paid on May 14, 2013 to unitholders of record at the close of business on May 3, 2013. The first quarter 2013 cash distribution represents a 3.8% increase over the fourth quarter 2012 cash distribution of $0.39 per unit and a 15.7% increase over the first quarter of 2012 cash distribution of $0.35 per unit. We intend to continue to pay a quarterly distribution based on the number of common and subordinated units and the general partner interest outstanding to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates.

On April 16, 2012, we announced approval of an expansion project of approximately $104.0 million to construct approximately 3.2 million barrels of new crude oil storage capacity near our Houston terminal. The project included the purchase of 95 acres of nearby land on which the new capacity is being constructed. The additional storage capacity is expected to be placed into service during the fourth quarter of 2013.

On September 4, 2012, we announced approval of an expansion project of approximately $70.0 million to construct approximately 3.3 million barrels of new crude oil storage capacity near our Houston terminal. The additional storage capacity is expected to be placed into service during the third and fourth quarters of 2014.

In March 2013, we announced an expansion of our relationship with Enterprise and plans to increase our ability to import and export LPG at our terminal on the Houston Ship Channel. In connection with the agreement with Enterprise, we will construct a new vessel dock and add infrastructure to existing docks with the capability of handling substantially more LPG vessels at multiple docks. During the term of the agreement, we have also agreed to provide vessel-based LPG import and export services on the Houston Ship Channel exclusively to Enterprise, and Enterprise has agreed to exclusively use our facility for its vessel-based imports and exports of LPG on the Houston Ship Channel. The estimated $44.0 million expansion project is expected to be completed by the end of the fourth quarter of 2014.

We anticipate funding these projects primarily with cash on hand and long-term borrowings from Oiltanking Finance B.V.

OILT Credit Agreement
Our credit agreement with Oiltanking Finance B.V., which we amended in November 2012, is a $150.0 million credit agreement with a maturity date of November 30, 2017 (“Credit Agreement”). From time to time upon our written request and in the sole determination of Oiltanking Finance B.V., the revolving credit commitment can be increased up to an additional $75.0 million, for a maximum revolving credit commitment of $225.0 million. Borrowings bear interest at LIBOR plus a margin ranging from 1.65% to 2.50% depending upon a leverage-based grid. Any unused portion of the revolving line of credit is subject to a commitment fee of 0.35% per annum. As of March 31, 2013, we had $24.0 million of borrowings outstanding under the Credit Agreement at a weighted average interest rate of 2.18% per annum.

OTH Loan Agreement

OTH has a ten-year $125.0 million unsecured loan agreement with Oiltanking Finance B.V. (the “Loan Agreement”) for the purpose of financing the purchase of property, plant and equipment, through which borrowings were available through December 15, 2012, with a maturity date of December 15, 2022. At March 31, 2013, OTH had $125.0 million of outstanding borrowings under the Loan Agreement at a fixed interest rate of 4.55% per annum.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Cash provided by (used in):
Operating activities	$15,440	$10,700
Investing activities	(9,301)	(8,690)
Financing activities	1,708	(14,474)

Operating Activities

Net cash flows provided by operating activities for the three months ended March 31, 2013 increased by $4.7 million, or 44.3%, to $15.4 million from $10.7 million for the three months ended March 31, 2012. The increase was primarily attributable to an increase in storage service fee revenues and throughput fee revenues, partially offset by a decrease in ancillary service fee revenues and increased SG&A expenses.

Investing Activities

Net cash flows used in investing activities for the three months ended March 31, 2013 increased by $0.6 million, or 7.0%, to $9.3 million from $8.7 million for the three months ended March 31, 2012. The increase is primarily attributable to an increase in fixed asset purchases of $30.3 million, partially offset by an increase of $13.7 million in the collections of notes receivable from Oiltanking Finance B.V. and an increase of $16.0 million in the issuance of notes receivable from Oiltanking Finance B.V.

Cash paid for capital expenditures were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Maintenance capital expenditures	$735	$755
Expansion expenditures	36,566	6,235
Total capital expenditures	$37,301	$6,990

Maintenance capital expenditures are those capital expenditures required to maintain our long-term operating capacity. Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity over the long-term. During the three months ended March 31, 2013, we spent $36.6 million of expansion capital primarily for the continuing construction of the new storage capacity at our Houston area terminals and associated crude oil pipeline infrastructure investments. During the three months ended March 31, 2012, we spent $6.2 million of expansion capital primarily for the continuing construction of the new storage capacity at our Houston terminal and associated crude oil pipeline infrastructure investments.

In 2013, we expect to spend approximately $135.0 million to $145.0 million for capital expenditures, of which approximately $8.0 million is expected to relate to maintenance capital expenditures. A majority of the expansion project spending projected for 2013 relates to the crude oil pipelines and storage capacity projects at our Houston area terminals (see “—Recent Developments” above).

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

Financing Activities

Net cash flows provided by financing activities for the three months ended March 31, 2013 increased by $16.2 million to $1.7 million from net cash flows used in financing activities of $14.5 million for the three months ended March 31, 2012. The following were the principal events impacting net cash flows provided by financing activities during the three months ended March 31, 2013:

•	During the three months ended March 31, 2013, we borrowed $18.0 million under the Credit Agreement to finance expansion projects.

•
During the three months ended March 31, 2013, we paid $15.5 million of cash distributions to our limited partners and general partner while during the three months ended March 31, 2012, we paid $13.5 million of cash distributions to our limited partners and general partner.

•	During each of the three months ended March 31, 2013 and 2012, we repaid $0.8 million of notes payable to an affiliate.

Other Considerations

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2013 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$166,500	$2,500	$5,000	$29,000	$130,000
Interest payments (1)	64,444	7,875	15,197	14,127	27,245
Purchase commitments (2)	17,028	17,028	—	—	—
Capital expenditure obligations (3)	19,286	19,286	—	—	—
Total contractual cash obligations	$267,258	$46,689	$20,197	$43,127	$157,245
___________

(1)
Interest payments include amounts due on our currently outstanding notes payable to an affiliate, Loan Agreement and Credit Facility, and commitment fees due on our Credit Facility. The interest amount calculated on the Credit Facility is based on the assumption that the amount outstanding and the interest rate charged both remain at their current levels.

(2)
We have short-term purchase obligations for products and services with third-party suppliers. Our estimated future payment obligations are based on the contractual price under each contract for products and services at March 31, 2013.

(3)
We have short-term payment obligations relating to capital projects we have initiated. These obligations represent unconditional payment obligations we have agreed to pay vendors for services rendered or products purchased and are included in accounts payable and accrued expenses on our condensed consolidated balance sheet as of March 31, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Related Party Transactions
For more information regarding related party transactions, see Notes 2, 7 and 8 in the Notes to Unaudited Condensed Consolidated Financial Statements.

Overview of Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in our Annual Report. Certain of these accounting policies require the use of estimates. As more fully described therein, we consider the evaluation of long-lived assets for impairment and accruals for contingencies to be critical accounting policies and estimates. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial position, results of operations and cash flows. There have been no changes in our accounting policies during the first quarter of 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to the crude oil, refined petroleum products and LPG that we handle and store, and therefore, we have no direct exposure to risks associated with fluctuating commodity prices.

In addition, our terminal services agreements with our storage customers are generally indexed to inflation and contain fuel surcharge provisions that are designed to substantially mitigate our exposure to increases in fuel prices and the cost of other supplies used in our business.

At March 31, 2013, we had $24.0 million of outstanding borrowings under the Credit Agreement, bearing interest at variable rates. The weighted average interest rate incurred on the indebtedness as of March 31, 2013 was 2.18% per annum. A hypothetical 1% increase in the interest rate charged by Oiltanking Finance B.V. would have resulted in an estimated $0.1 million increase in interest expense for the three months ended March 31, 2013. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any risk management contracts.

Item 4. Controls and Procedures.

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

Change in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in any other factors during our last completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks set forth in Part 1, Item 1A. Risk Factors, of our Annual Report, which risks could materially affect our business, financial condition or future results. There has been no material change in our risk factors from those described in the Annual Report. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

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

		By:	OILTANKING PARTNERS, L.P. (Registrant)

		By:	OTLP GP, LLC, as General Partner

Date:	May 8, 2013	By:	/s/ Anne-Marie Ainsworth
Anne-Marie Ainsworth President and Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2013	By:	/s/ Kenneth F. Owen
Kenneth F. Owen Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Oiltanking Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-173199) filed on March 31, 2011).
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