Form 10-Q
period 2013-06-30
Oiltanking Partners, L.P.
filed 2013-08-08
CIK 1516007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Yes ☐ No ☑
As of August 5, 2013, there were 19,449,901 common units and 19,449,901 subordinated units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)
(Unaudited)

	June 30,	December 31,
	2013	2012
Assets:
Current assets:
Cash and cash equivalents	$4,962	$7,071
Receivables:
Trade	18,914	12,160
Affiliates	1,276	615
Other	351	313
Note receivable, affiliate	3,000	28,000
Prepaid expenses and other	3,484	1,290
Total current assets	31,987	49,449
Property, plant and equipment, net	504,858	418,289
Intangible assets, net	3,739	—
Other assets, net	1,383	1,482
Total assets	$541,967	$469,220
Liabilities and partners’ capital:
Current liabilities:
Accounts payable and accrued expenses	$28,289	$29,399
Current maturities of long-term debt, affiliate	2,500	2,500
Accounts payable, affiliates	2,351	2,049
Total current liabilities	33,140	33,948
Long-term debt, affiliate, less current maturities	202,550	146,800
Deferred revenue	2,351	2,544
Total liabilities	238,041	183,292
Commitments and contingencies (Note 11)
Partners’ capital:
Common units (19,449,901 units issued and outstanding at June 30, 2013 and December 31, 2012)	254,017	248,176
Subordinated units (19,449,901 units issued and outstanding at June 30, 2013 and December 31, 2012)	42,195	36,354
General partner’s interest	7,714	1,398
Total partners’ capital	303,926	285,928
Total liabilities and partners’ capital	$541,967	$469,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues	$52,079	$33,823	$92,265	$68,109
Costs and expenses:
Operating	10,979	8,019	20,444	17,646
Selling, general and administrative	4,741	4,703	9,738	9,191
Depreciation and amortization	4,981	4,068	9,471	8,034
Loss on disposal of fixed assets	—	—	—	13
Total costs and expenses	20,701	16,790	39,653	34,884
Operating income	31,378	17,033	52,612	33,225
Other income (expense):
Interest expense	(1,759)	(400)	(2,651)	(607)
Interest income	—	9	3	29
Other income	17	59	19	73
Total other expense, net	(1,742)	(332)	(2,629)	(505)
Income before income tax expense	29,636	16,701	49,983	32,720
Income tax expense	(160)	(80)	(315)	(160)
Net income	$29,476	$16,621	$49,668	$32,560

Allocation of net income to partners:
Net income allocated to general partner	$5,710	$489	$7,060	$876
Net income allocated to common unitholders	$11,883	$8,066	$21,304	$15,842
Net income allocated to subordinated unitholders	$11,883	$8,066	$21,304	$15,842

Earnings per limited partner unit:
Common unit (basic and diluted)	$0.61	$0.41	$1.10	$0.81
Subordinated unit (basic and diluted)	$0.61	$0.41	$1.10	$0.81

Weighted average number of limited partner units outstanding:
Common units (basic and diluted)	19,450	19,450	19,450	19,450
Subordinated units (basic and diluted)	19,450	19,450	19,450	19,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$49,668	$32,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,471	8,034
Loss on disposal of fixed assets	—	13
Amortization of deferred financing costs	93	70
Changes in assets and liabilities:
Trade and other receivables	(6,792)	(2,394)
Prepaid expenses and other assets	(2,188)	(791)
Accounts receivable/payable, affiliates	(359)	(1,347)
Accounts payable and accrued expenses	(2,202)	(386)
Deferred revenue	735	207
Total adjustments from operating activities	(1,242)	3,406
Net cash provided by operating activities	48,426	35,966
Cash flows from investing activities:
Issuance of notes receivable, affiliate	(3,000)	(20,000)
Collections of notes receivable, affiliate	28,000	33,800
Payments for purchase of property, plant and equipment	(95,920)	(42,162)
Proceeds from sale of property, plant and equipment	44	—
Purchase of intangible assets	(3,739)	—
Net cash used in investing activities	(74,615)	(28,362)
Cash flows from financing activities:
Borrowings under loan agreement, affiliate	—	10,000
Borrowings under credit agreement, affiliate	57,000	—
Payments under notes payable, affiliate	(1,250)	(1,250)
Debt issuance costs	—	(750)
Distributions paid to partners	(31,670)	(27,566)
Net cash provided by (used in) financing activities	24,080	(19,566)
Net decrease in cash and cash equivalents	(2,109)	(11,962)
Cash and cash equivalents — Beginning of period	7,071	23,836
Cash and cash equivalents — End of period	$4,962	$11,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

		Limited Partners’ Interests
	General Partner’s Interest	Common Units	Subordinated Units	Total

Balance — January 1, 2013	$1,398	$248,176	$36,354	$285,928
Net income	7,060	21,304	21,304	49,668
Cash distributions to partners	(744)	(15,463)	(15,463)	(31,670)
Balance — June 30, 2013	$7,714	$254,017	$42,195	$303,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization
Oiltanking Partners, L.P. (“OILT”) is a Delaware limited partnership formed by Oiltanking Holding Americas, Inc. (“OTA”) on March 14, 2011 to engage in the storage, terminaling and transportation of crude oil, refined petroleum products and liquefied petroleum gas. OTA owns and controls OILT’s general partner, OTLP GP, LLC (“general partner”). Through its wholly owned subsidiaries, Oiltanking Houston, L.P. (“OTH”) and Oiltanking Beaumont Partners, L.P. (“OTB”), OILT owns and operates storage and terminaling assets located along the Gulf Coast of the United States on the Houston Ship Channel and in Beaumont, Texas.
OTA is a wholly owned subsidiary of Oiltanking GmbH. Oiltanking GmbH and its subsidiaries, other than OILT and its subsidiaries, are collectively referred to herein as the “Oiltanking Group.” As used in this document, the terms “we,” “us,” and “our” and similar terms refer to OILT and its subsidiaries, where applicable, unless the context indicates otherwise.
On July 19, 2011, we completed our initial public offering (“IPO”) of 11,500,000 common units, including 1,500,000 common units issued in connection with the underwriters’ exercise of their over-allotment option, at a price of $21.50 per unit. Our common units are listed on the New York Stock Exchange under the symbol “OILT.” Through July 18, 2011, OTH and OTB were wholly owned subsidiaries of OTA. OTA and its affiliates contributed all of their equity interests in OTH and OTB to us on July 19, 2011, and in exchange, we issued an aggregate of 7,949,901 common units and 19,449,901 subordinated units to OTA and its affiliates and incentive distribution rights to our general partner. At June 30, 2013, OTA owned our general partner, 7,949,901 common units and 19,449,901 subordinated units.

At June 30, 2013, we had outstanding (i) 19,449,901 common units and 19,449,901 subordinated units representing limited partner interests, (ii) a 2.0% general partner interest and (iii) incentive distribution rights. OTA and its affiliates hold 70.4% of all of our outstanding common and subordinated units (or a 69.0% limited partner interest), and other security holders hold the remaining 29.6% (or a 29.0% limited partner interest). The limited partners collectively hold a 98.0% limited partner interest in OILT, and the general partner holds a 2.0% general partner interest in OILT.

Basis of Presentation
Our results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of results expected for the full year of 2013. In the opinion of management, the accompanying condensed consolidated interim financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the results for the interim periods. The condensed consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Notes receivable, affiliate are reported in the condensed consolidated balance sheets at amounts which approximate fair value due to the relatively short period to maturity of these financial instruments (Level 2). The carrying values of our fixed-rate debt obligations approximate fair value based upon borrowing rates currently available to us for loans with similar terms (Level 2). The carrying values of our variable-rate debt obligations approximate their fair values because the associated interest rates are market-based. See Note 6 for further details of our fixed-rate and variable-rate debt obligations.

We believe our valuation methods are appropriate and consistent with the values that would be determined by other market participants. However, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Intangible Assets

In June 2013, we acquired emission allowances for $3.7 million from a third party, primarily for use in connection with the expansion of storage capacity at our Houston area facilities. These emission allowances are being accounted for as intangible assets with a finite life and will be amortized to operating expenses based on units of production once the assets that will utilize the emission allowances are placed into service, which is expected to begin in 2015.

2. RELATED PARTY TRANSACTIONS

We have engaged in certain transactions with other OTA subsidiaries, as well as other companies related to us by common ownership. Ongoing transactions include our provision of storage and ancillary services to these affiliates. Total charges for related party services were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Storage and ancillary service fees	$825	$801	$1,535	$1,595
Other charges	—	—	—	13
Total related party charges	$825	$801	$1,535	$1,608

During the six months ended June 30, 2013 and 2012, we capitalized $2.5 million and $1.1 million, respectively, of related party engineering services into construction in progress.

At June 30, 2013 and December 31, 2012, total related party accounts receivable were $1.3 million and $0.6 million, respectively. Total related party accounts payable were $2.4 million and $2.0 million at June 30, 2013 and December 31, 2012, respectively. Additionally, we had $1.0 million and $0.1 million within accounts payable and accrued expenses at June 30, 2013 and December 31, 2012, respectively, associated with related party administrative fees (see Note 4).

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt payable to Oiltanking Finance B.V., including both current and long-term portions, at June 30, 2013 and December 31, 2012, was $205.1 million and $149.3 million, respectively. Oiltanking Finance B.V. is a wholly owned finance company of Oiltanking GmbH that serves as the global financing division for the Oiltanking Group’s terminal holdings, including us, and arranges loans and notes at market rates and terms for approved terminal construction projects.

At June 30, 2013 and December 31, 2012, total interest and commitment fees payable to Oiltanking Finance B.V. under term loans and credit financing arrangements of $0.8 million and $0.6 million, respectively, were included in accounts payable and accrued expenses (see Note 4).

From time to time, we invest cash with Oiltanking Finance B.V. in short-term notes receivable at then prevailing market rates. At June 30, 2013 and December 31, 2012, we had short-term notes receivable of $3.0 million and $28.0 million, respectively, from Oiltanking Finance B.V., bearing interest rates of 0.16% and 0.51%, respectively.

The following table summarizes related party operating expenses, selling, general and administrative expenses, interest expense and interest income reflected in the condensed consolidated statements of income for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Operating	$3,399	$2,904	$6,980	$6,026
Selling, general and administrative (1)	4,018	3,929	8,007	7,926
Interest expense (net of amounts capitalized)	1,753	394	2,638	595
Interest income	—	9	3	29
____________

(1)
Amounts represent selling, general and administrative expenses incurred under the Services Agreement. For the three months ended June 30, 2013 and 2012, these amounts include $0.2 million and $0.3 million, respectively, of costs from OTA related to ongoing maintenance for an invoicing and inventory computer system that are reimbursable under the Services Agreement but not included in the annual fixed fee (see below). The six month periods ended June 30, 2013 and 2012 include $0.5 million and $0.5 million, respectively, of costs from OTA related to such system.

Transactions with a Certain Director

One of the directors of our general partner, David L. Griffis, is employed by and a shareholder of the law firm of Crain, Caton & James, P.C., a firm that provides legal counsel to us, as well as to OTA and certain of its other affiliates. Fees for legal services paid to Crain, Caton & James, P.C. for services to us totaled $0.7 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively.

Agreements with Affiliates

On July 19, 2011, in connection with our IPO, we entered into a services agreement (the “Services Agreement”) with our general partner and Oiltanking North America, LLC (“OTNA”), a subsidiary of OTA, and subsequently amended the Services Agreement in December 2011, pursuant to which OTNA agreed to provide us certain specified selling, general and administrative services necessary to manage our business for an annual fixed fee, payable in equal monthly installments. We also agreed to reimburse OTNA for all operating expenses and all expenses it incurs as a result of our status as a publicly traded partnership, including all operating expenses it incurs with respect to insurance coverage for our business, with such reimbursement obligations not subject to any cap.

The initial term of the Services Agreement is ten years, and it will automatically renew for additional twelve-month periods following the expiration of the initial term unless and until either we or OTNA provide 180 days written notice of intent to terminate the agreement. During the initial term or any renewal term, the annual fixed fee related to selling,

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

general and administrative expenses will be adjusted as necessary each year to account for inflation as measured by the consumer price index. In addition, with the approval of the Conflicts Committee of the board of directors of our general partner, the fee may be adjusted to account for growth of our business or asset base. For 2013, the annual fixed fee was increased to $15.1 million as a result of an increase in the consumer price index.
In August 2013, the Conflicts Committee of the board of directors of our general partner approved a requested increase to the fixed fee charged to us under the Services Agreement to $18.8 million on an annualized basis to reflect higher selling, general and administrative expenses associated with expansion projects placed in service in 2013. These expansion projects include the Houston crude oil storage and pipeline expansion, the first phase of our Appelt storage facility and related pipeline connections, and incremental refined petroleum products storage at our Beaumont terminal. The fee increase will take effect in the beginning of the third quarter of 2013.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2013	2012

Land	$23,415	$23,340
Production and terminal facilities	559,087	460,209
Rights-of-way	30	30
Construction in progress	133,094	136,876
Total property, plant and equipment	715,626	620,455
Less: accumulated depreciation	(210,768)	(202,166)
Total property, plant and equipment, net	$504,858	$418,289

Depreciation expense was $5.0 million and $4.1 million for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, depreciation expense was $9.5 million and $8.0 million, respectively.

Interest costs capitalized as part of the costs of construction in progress were $0.4 million and $0.2 million during the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, interest costs capitalized were $1.5 million and $0.5 million, respectively.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2013	2012

Accounts payable, trade	$5,993	$7,891
Accrued capital expenditures	12,896	12,732
Accrued property taxes	3,825	4,987
Accrued sales and other taxes	443	207
Related party interest and commitment fees payable	834	611
Related party administrative fees payable	968	60
Deferred revenue	1,967	1,039
Other	1,363	1,872
Total accounts payable and accrued expenses	$28,289	$29,399

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. DEFERRED REVENUE
During 2007, we entered into a modification of a lease as a lessor and received a one-time upfront rental payment of $2.5 million, which is being amortized on a straight-line basis over the term of the lease, which is approximately sixteen years. At June 30, 2013 and December 31, 2012, deferred revenue related to this upfront rental payment was $1.5 million and $1.6 million, respectively, of which $0.2 million at each date was current and included in accounts payable and accrued expenses.
During 2010, we entered into a modification of a revenue agreement and received a one-time payment of $2.0 million, which is being amortized on a straight-line basis over the remaining term of the agreement, which is approximately nine years. At June 30, 2013 and December 31, 2012, deferred revenue related to this one-time payment was $1.2 million and $1.4 million, respectively, of which $0.2 million at each date was current and included in accounts payable and accrued expenses.
At June 30, 2013 and December 31, 2012, we had $1.6 million and $0.6 million, respectively, of current deferred revenue related to a customer throughput and deficiency agreement.

6. DEBT

Long-term debt, affiliate, consisted of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2013	2012

6.78% Note due 2019 – OTH	$5,850	$6,300
7.45% Note due 2019 – OTB	5,200	5,600
7.02% Note due 2020 – OTB	6,000	6,400
4.55% OTH $125.0 million Loan Agreement, due 2022	125,000	125,000
OILT Credit Agreement, due 2017	63,000	6,000
Total debt	205,050	149,300
Less current portion	(2,500)	(2,500)
Total long-term debt, affiliate	$202,550	$146,800

At June 30, 2013, our covenants restrict us from paying distributions in excess of approximately $150.9 million on an annual basis.

OTH and OTB Notes
At June 30, 2013, we have three outstanding notes with Oiltanking Finance B.V. Two of the outstanding notes with Oiltanking Finance B.V. contain loan covenants that require OTB to maintain certain debt, leverage and equity ratios and prohibit OTB from pledging its assets to third parties or incurring any indebtedness other than from Oiltanking Finance B.V. without its consent. At June 30, 2013, no assets had been pledged to third parties. The loan covenants in these agreements require OTB to maintain certain Financial Parameters (as such term is defined in the note agreements), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are defined in the note agreements). At June 30, 2013, OTB’s ratio of Stockholders’ Equity to non-current assets, the ratio of EBITDA to Total Debt Service and the ratio of Net Financial Indebtedness to EBITDA (as such terms are defined in the note agreements) was 84.0%, 7.7 and 1.23, respectively. At June 30, 2013, OTB was in compliance with all covenants under the respective note agreements.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OILT Credit Agreement
On November 7, 2012, OILT entered into Addendum No. 2 to its unsecured revolving line of credit agreement with Oiltanking Finance B.V. to increase the amount of the revolving credit commitment from $50.0 million to $150.0 million and to extend the maturity date from June 30, 2013 to November 30, 2017 (as amended, the “Credit Agreement”). From time to time upon OILT’s written request and in the sole determination of Oiltanking Finance B.V., the revolving credit commitment can be increased up to an additional $75.0 million, for a maximum revolving credit commitment of $225.0 million. Borrowings bear interest at LIBOR plus a margin ranging from 1.65% to 2.50% depending upon a leverage-based grid. Any unused portion of the revolving line of credit is subject to a commitment fee of 0.35% per annum. At June 30, 2013, OILT had $63.0 million of outstanding borrowings under the Credit Agreement at a weighted average interest rate of 1.95% per annum. In July 2013, OTH repaid $50.0 million of the outstanding borrowings under the Credit Agreement with proceeds borrowed under a new loan agreement (see below).

The Credit Agreement requires OILT to maintain, on an calendar year basis, certain Financial Parameters (as such term is defined in the Credit Agreement), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are defined in the Credit Agreement). At June 30, 2013, OILT’s ratio of Stockholders’ Equity to non-current assets, the ratio of EBITDA to Total Debt Service and the ratio of Net Financial Indebtedness to EBITDA (as such terms are defined in the Credit Agreement) was 60.0%, 13.8 and 1.97, respectively. At June 30, 2013, OILT was in compliance with all covenants contained in the Credit Agreement.

OTH Loan Agreements

On May 16, 2012, OTH entered into a ten-year $125.0 million unsecured loan agreement with Oiltanking Finance B.V. (the “$125.0 million Loan Agreement”) for the purpose of financing the purchase of property, plant and equipment, through which borrowings were available through December 15, 2012, with a maturity date of December 15, 2022. At June 30, 2013, OTH had $125.0 million of outstanding borrowings under the $125.0 million Loan Agreement at a fixed interest rate of 4.55% per annum.

On June 26, 2013, OTH entered into a ten-year $50.0 million unsecured loan agreement with Oiltanking Finance B.V. (the “$50.0 million Loan Agreement”) for the purpose of financing the purchase of property, plant and equipment, through which borrowings are available from May 31, 2013 through August 31, 2013 (the “Availability Period”), with a maturity date of June 30, 2023 (the “Maturity Date”). At the end of the Availability Period, any unused amounts under the loan agreement will be canceled. During the Availability Period, interest on borrowings outstanding under the $50.0 million Loan Agreement will be calculated on the basis of an annual interest rate determined by Oiltanking Finance B.V., which represents Oiltanking Finance B.V.’s cost of funds during the Availability Period, plus a margin of 2.60% per annum. After the end of the Availability Period and through the Maturity Date, interest will be calculated on the basis of the USD swap rate for ten years, plus a margin of 2.60% per annum. During the Availability Period, interest is payable at the end of the Availability Period. After the Availability Period, interest payments are payable semi-annually, beginning on December 30, 2013. OTH paid an arrangement fee in July 2013 of $0.2 million to Oiltanking Finance B.V., which was deferred and will be amortized over the life of the loan agreement. At June 30, 2013, OTH had no borrowings outstanding under the $50.0 million Loan Agreement. In July 2013, OTH borrowed $50.0 million under the loan agreement to repay outstanding balances under the Credit Agreement, and the interest rate of the $50.0 million Loan Agreement was fixed at 5.435% per annum.

The loan agreements contain covenants restricting the ability of OTH to take certain actions without the consent of Oiltanking Finance B.V., including incurring additional indebtedness, pledging its assets or amending its organizational documents. The loan agreements contain borrowing conditions and events of default, including events of default triggered by (i) OTH failing to satisfy the Financial Parameters and other covenants described in this paragraph after more than 30 days’ notice, (ii) OTH failing to repay borrowings under the loan agreements when they become due, and (iii) OTH ceasing to be controlled by Oiltanking GmbH. The loan agreements require OTH to maintain certain Financial Parameters (as such term is defined in the respective agreements), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater, and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are described in the respective loan

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

agreements). At June 30, 2013, OTH’s ratio of Stockholders’ Equity to non-current assets, the ratio of EBITDA to Total Debt Service and the ratio of Net Financial Indebtedness to EBITDA (as such terms are defined in the respective loan agreements) was 54.0%, 17.6 and 2.06, respectively. At June 30, 2013, OTH was in compliance with all covenants contained in the loan agreements.

7. PARTNERS’ CAPITAL AND DISTRIBUTIONS

Outstanding Units

At June 30, 2013 and December 31, 2012, we had outstanding 19,449,901 common units and 19,449,901 subordinated units representing limited partner units.

Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date.

The following table details the distributions paid during or pertaining to the six months ended June 30, 2013 (in thousands, except per unit amounts):

		Common and	General	Incentive		Distributions
	Date Paid	Subordinated	Partner’s	Distribution		per Limited
Date Declared	or To Be Paid	Units	2% Interest	Rights	Total	Partner Unit

January 22, 2013	February 14, 2013	$15,171	$310	$11	$15,492	$0.39
April 22, 2013	May 14, 2013	$15,754	$324	$100	$16,178	$0.405
July 22, 2013	August 14, 2013	$16,532	$342	$238	$17,112	$0.425

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

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. EARNINGS PER LIMITED PARTNER UNIT

The following table sets forth the computation of basic and diluted earnings per limited partner unit for the periods indicated (amounts in thousands, except per unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$29,476	$16,621	$49,668	$32,560

Less: General partner’s incentive distribution earned (1)	5,121	158	6,067	226
Less: General partner’s 2.0% ownership interest	589	331	993	650
Net income allocated to limited partners	$23,766	$16,132	$42,608	$31,684

Numerator for basic and diluted earnings per limited partner unit:
Allocation of net income among limited partner interests:
Net income allocable to common units	$11,883	$8,066	$21,304	$15,842
Net income allocable to subordinated units	11,883	8,066	21,304	15,842
Net income allocated to limited partners	$23,766	$16,132	$42,608	$31,684

Denominator:
Basic and diluted weighted average number of limited partner units outstanding:
Common units	19,450	19,450	19,450	19,450
Subordinated units	19,450	19,450	19,450	19,450

Basic and diluted net income per limited partner unit:
Common units	$0.61	$0.41	$1.10	$0.81
Subordinated units	$0.61	$0.41	$1.10	$0.81
____________

(1)
Based on the amount of net income for the three and six months ended June 30, 2013 and 2012, our general partner was allocated income associated with its incentive distribution rights for these periods. Undistributed earnings (net income in excess of distributions) or undistributed losses (distributions in excess of net income) are allocated to the general partner and limited partners based on their respective ownership interests. Cash payments made to our general partner and limited partners are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of earnings per unit.

9. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2013	2012

Cash paid for interest of $3,778 and $926 (net of capitalized interest)	$2,322	$431
Cash taxes paid	407	—
Interest costs capitalized	1,456	495

Non-cash transactions:
Increase in accounts payable related to capital expenditures	$164	$—

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. SEGMENT REPORTING
We derive our revenues from two operating segments – OTH and OTB. The two operating segments have been aggregated into one reportable business segment because they have similar long-term economic characteristics, types and classes of customers and provide similar services.

Revenues by service category were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Storage service fees	$28,620	$24,953	$56,578	$49,247
Throughput fees	21,430	7,215	31,918	14,096
Ancillary service fees	2,029	1,655	3,769	4,766
Total revenues	$52,079	$33,823	$92,265	$68,109

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

Environmental Liabilities
We may experience releases of crude oil, petroleum products and fuels, liquid petroleum gas or other contaminants into the environment, or discover past releases that were previously unidentified. Although we maintain an inspection program designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to any such environmental releases from our assets may affect our business. As of June 30, 2013, we have not identified any environmental obligations that would require accrual in our condensed consolidated financial statements.

Commitments
We have certain short-term purchase obligations and commitments for products and services, primarily related to construction on our expansion projects. At June 30, 2013, we have commitments of approximately $12.6 million for the purchase of property, plant and equipment.

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

Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include but are not limited to: (i) changes in general economic conditions; (ii) competitive conditions in our industry; (iii) changes in the long-term supply and demand of crude oil, refined petroleum products and liquefied petroleum gas in the markets in which we operate; (iv) actions taken by our customers, competitors and third-party operators; (v) changes in the availability and cost of capital; (vi) operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control; (vii) the effects of existing and future laws and governmental regulations; and (viii) the effects of future litigation. These and other risks are described in this Quarterly Report and in our Annual Report. In addition, we may be subject to unforeseen risks that may have a materially adverse effect on us and risks we presently deem immaterial may turn out to be material. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. The forward-looking statements speak only as of the date made, and, other than as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

Overview of Business
Oiltanking Partners, L.P. (“OILT”) is a Delaware limited partnership formed by Oiltanking Holding Americas, Inc. (“OTA”) on March 14, 2011 to engage in the storage, terminaling and transportation of crude oil, refined petroleum products and liquefied petroleum gas (“LPG”). OTA owns and controls OILT’s general partner, OTLP GP, LLC (our “general partner”). Through its wholly owned subsidiaries, Oiltanking Houston, L.P. (“OTH”) and Oiltanking Beaumont Partners, L.P. (“OTB”), OILT owns and operates storage and terminaling assets located along the Gulf Coast of the United States on the Houston Ship Channel and in Beaumont, Texas. We report in one business segment.

OTA is a wholly owned subsidiary of Oiltanking GmbH. Oiltanking GmbH and its subsidiaries, other than OILT and its subsidiaries, are collectively referred to herein as the “Oiltanking Group.” As used in this document, the terms “we,” “us,” and “our” and similar terms refer to OILT and its subsidiaries unless the context indicates otherwise.

On July 19, 2011, we completed our initial public offering (“IPO”) of 11,500,000 common units, including 1,500,000 common units issued in connection with the underwriters’ exercise of their over-allotment option, at a price of $21.50 per unit. Through July 18, 2011, OTH and OTB were wholly owned subsidiaries of OTA. OTA and its affiliates contributed all of their equity interests in OTH and OTB to us on July 19, 2011, and in exchange, we issued an aggregate of 7,949,901 common units and 19,449,901 subordinated units to OTA and its affiliates, and issued incentive distribution rights to our general partner. At June 30, 2013, OTA owned our general partner, 7,949,901 common units and 19,449,901 subordinated units.

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

We operate crude oil and refined petroleum products terminals on the Houston Ship Channel and in Beaumont, Texas. Our Houston terminal serves as a regional hub for crude oil and other feedstocks for refineries and petrochemical facilities located in the Gulf Coast region and also serves as an important import and export facility for LPGs and other refined petroleum products. At June 30, 2013, our Houston facility has an aggregate active storage capacity of approximately 12.9 million barrels and provides integrated terminaling services to a variety of customers, including major integrated oil companies, marketers, distributors and chemical companies. Our Beaumont terminal serves as a regional hub for refined petroleum products for refineries located in the Gulf Coast region. At June 30, 2013, our Beaumont facility has an aggregate active storage capacity of approximately 5.6 million barrels and provides integrated terminaling services to a variety of customers, including major integrated oil companies, distributors, marketers and chemical and petrochemical companies.

Recent Developments

Expansion Projects and Assets Placed Into Service

In November 2011, we announced approval of expansion projects of approximately $85.0 million to construct two new crude oil pipelines along the Houston Ship Channel and approximately one million barrels of new crude oil storage capacity at our Houston terminal. During the first quarter of 2012, the board of directors of our general partner approved an additional $11.0 million of spending to extend the pipeline expansion into a third-party terminal in Houston. During January 2013, we placed this pipeline expansion project into service. In addition, in February 2013, we placed three new crude oil storage tanks with a total capacity of 825,000 barrels into service at our Houston terminal. The final 275,000 barrel tank of that four tank expansion project was placed into service in July 2013. In Beaumont, during the first quarter of 2013, we completed construction on and placed into service two new refined products storage tanks with total capacity of 320,000 barrels.

On April 16, 2012, we announced approval of an expansion project of approximately $104.0 million to construct approximately 3.2 million barrels of new crude oil storage capacity near our Houston terminal. In July 2013, we placed three new crude oil storage tanks with a total capacity of 1.2 million barrels into service. The remaining storage capacity is expected to be placed into service by the end of 2013.

Dock Expansion Project

In March 2013, we announced an expansion of our relationship with Enterprise Products Partners L.P. (“Enterprise”) and plans to increase our ability to import and export LPG at our terminal on the Houston Ship Channel. In connection with the agreement with Enterprise, we will construct a new vessel dock and add infrastructure to existing docks with the capability of handling substantially more LPG vessels. The estimated $44.0 million expansion project is expected to be completed by the end of 2014. Pursuant to this agreement, we currently are entitled to participate in margin sharing with Enterprise on a portion of the customer vessels loaded at our Houston facility. During the term of the agreement, we have also agreed to provide vessel-based LPG import and export services on the Houston Ship Channel exclusively to Enterprise, and Enterprise has agreed to exclusively use our facility for its vessel-based imports and exports of LPG on the Houston Ship Channel. In addition, in July 2013, we triggered a contractual provision that will entitle us to participate in margin sharing with Enterprise on all customer vessels loaded at our Houston facility beginning January 2014.

Loan Agreement

On June 26, 2013, OTH entered into a ten-year $50.0 million unsecured loan agreement with Oiltanking Finance B.V. (the “$50.0 million Loan Agreement”) for the purpose of financing the purchase of property, plant and equipment, through which borrowings are available from May 31, 2013 through August 31, 2013 (the “Availability Period”), with a maturity date of June 30, 2023 (the “Maturity Date”). At the end of the Availability Period, any unused amounts under the loan agreement will be canceled. At June 30, 2013, OTH had no borrowings outstanding under the $50.0 million Loan Agreement. In July 2013, OTH borrowed $50.0 million under the loan agreement to repay outstanding balances under our revolving line of credit agreement, and the interest rate of the $50.0 million Loan Agreement was fixed at 5.435% per annum. See Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Services Agreement Fee Adjustment

In August 2013, the Conflicts Committee of the board of directors of our general partner approved a requested increase to the fixed fee charged to us under the services agreement with Oiltanking North America, LLC and our general partner (the “Services Agreement”) to $18.8 million on an annualized basis to reflect higher selling, general and administrative expenses associated with expansion projects placed in service in 2013. These expansion projects include the Houston crude oil storage and pipeline expansion, the first phase of our Appelt storage facility and related pipeline connections, and incremental refined petroleum products storage at our Beaumont terminal. The fee increase will take effect in the third quarter of 2013. See Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Management Changes

On March 15, 2013, Edward J. O’Neal, Jr. was appointed by the board of directors of our general partner to serve as Vice President of Human Resources of our general partner.

On July 1, 2013, Jonathan Z. Ackerman was appointed by the board of directors of our general partner to serve as Vice President and Chief Financial Officer of our general partner. Kenneth F. Owen, the previous Vice President and Chief Financial Officer was named Terminal Manager of our expanding Houston complex and will be responsible for managing the Houston facilities effective September 1, 2013.

Distribution Declaration

On July 22, 2013, the board of directors of our general partner declared a cash distribution to our unitholders of $0.425 per unit and a corresponding distribution on our general partner’s interest, payable on August 14, 2013 to unitholders of record at the close of business on August 2, 2013. The $0.425 distribution per unit for the second quarter of 2013 represents a 4.9% increase over the first quarter 2013 cash distribution of $0.405 per unit and an 18.1% increase over the second quarter of 2012 cash distribution of $0.36 per unit.

Results of Operations
Our operating results were as follows for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues	$52,079	$33,823	$92,265	$68,109
Costs and expenses:
Operating	10,979	8,019	20,444	17,646
Selling, general and administrative	4,741	4,703	9,738	9,191
Depreciation and amortization	4,981	4,068	9,471	8,034
Loss on disposal of fixed assets	—	—	—	13
Total costs and expenses	20,701	16,790	39,653	34,884
Operating income	31,378	17,033	52,612	33,225
Other income (expense):
Interest expense	(1,759)	(400)	(2,651)	(607)
Interest income	—	9	3	29
Other income	17	59	19	73
Total other expense, net	(1,742)	(332)	(2,629)	(505)
Income before income tax expense	29,636	16,701	49,983	32,720
Income tax expense	(160)	(80)	(315)	(160)
Net income	$29,476	$16,621	$49,668	$32,560

Earnings per common unit – basic and diluted	$0.61	$0.41	$1.10	$0.81
Earnings per subordinated unit – basic and diluted	$0.61	$0.41	$1.10	$0.81

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) before net interest expense, income tax (expense) benefit, depreciation and amortization expense and other income, as further adjusted to exclude certain other non-cash and non-recurring items, which included gains and losses on disposal of fixed assets for the six months ended June 30, 2012. Adjusted EBITDA is not a presentation made in accordance with GAAP. Adjusted EBITDA is a non-GAAP supplemental financial performance measure that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess: (i) our financial performance as compared to other publicly traded partnerships in the midstream energy industry, without regard to historical cost basis or financing methods, (ii) the viability of proposed projects and acquisitions and (iii) the overall rates of return on investment in various opportunities. Accordingly, we believe that the presentation of Adjusted EBITDA provides useful information to investors in assessing our results of operations.

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

The following table presents a reconciliation of Adjusted EBITDA from net income, the most directly comparable GAAP financial measure, for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Reconciliation of Adjusted EBITDA from net income:
Net income	$29,476	$16,621	$49,668	$32,560
Depreciation and amortization	4,981	4,068	9,471	8,034
Income tax expense	160	80	315	160
Interest expense, net	1,759	391	2,648	578
Loss on disposal of fixed assets	—	—	—	13
Other income	(17)	(59)	(19)	(73)
Adjusted EBITDA	$36,359	$21,101	$62,083	$41,272

Operating Data

The following table presents operating data for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Storage capacity, end of period (mmbbls) (1) (3)	18.5	17.7	18.5	17.7
Storage capacity, average (mmbbls) (3)	18.5	17.6	18.3	17.6
Terminal throughput (mbpd) (2)	1,135.7	832.8	1,008.5	839.5
Vessels per period	225	221	419	450
Barges per period	788	780	1,619	1,553
Trucks per period	6,900	2,617	12,138	5,368
Rail cars per period	1,950	2,600	3,588	4,888
_______________________

(1)	Represents million barrels (“mmbbls”).

(2)	Represents thousands of barrels per day (“mbpd”).

(3)
During the first quarter of 2013, we placed into service net storage capacity of approximately 0.9 million barrels. Amounts do not reflect approximately 1.4 million barrels of storage capacity placed into service in the third quarter of 2013.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Adjusted EBITDA. Adjusted EBITDA for the three months ended June 30, 2013 increased by $15.3 million, or 72.3%, to $36.4 million from $21.1 million for the three months ended June 30, 2012. The increase in Adjusted EBITDA was primarily attributable to increased revenues of $18.3 million, partially offset by increased operating expenses of $3.0 million.

Revenues. Revenues for the three months ended June 30, 2013 increased by $18.3 million, or 54.0%, to $52.1 million from $33.8 million for the three months ended June 30, 2012, primarily attributable to an increase in storage service fee revenues of $3.7 million, higher throughput fee revenue of $14.2 million and higher ancillary services fee revenue of $0.4 million. Increased storage service fee revenues were attributable to additional revenues from new storage capacity placed into service in the first quarter of 2013 and an escalation in the average storage fee charged. Increased throughput fee revenue was attributable to fees generated on pipelines placed into service in the first quarter of 2013, and to a greater extent, due to an increase in fees related to LPG exports at our Houston terminal. A significant proportion of the increase in export fees was attributable to amounts we received under a margin sharing arrangement with a customer, and those fees were in addition to the volume-based throughput fees we earned under that arrangement.

Operating Expenses. Operating expenses for the three months ended June 30, 2013 increased by $3.0 million, or 36.9%, to $11.0 million from $8.0 million for the three months ended June 30, 2012. The increase in operating expenses was primarily due to an increase of $1.0 million in property taxes resulting from an increased property base and increased property values, an increase of $0.7 million in operations employee-related costs incurred by OTA and charged to us under the Services Agreement due to increases in benefit costs and higher operational labor costs in the 2013 period, an increase of $0.4 million in power and fuel costs due to higher fuel usage, an increase of $0.3 million in repairs and maintenance costs, an increase of $0.3 million in insurance costs due to policy renewals with higher premiums and an increase of $0.2 million in legal, permitting and licensing fees.

Selling, General and Administrative Expenses (“SG&A expenses”). SG&A expenses for the three months ended June 30, 2013 of $4.7 million remained relatively flat compared to SG&A expenses for the three months ended June 30, 2012. The fixed fee under the Services Agreement was adjusted upward in 2013 as a result of an increase in the consumer price index, and this increase in SG&A expenses was offset by lower accounting and professional fees.

Depreciation Expense. Depreciation expense for the three months ended June 30, 2013 increased by $0.9 million, or 22.4%, to $5.0 million from $4.1 million for the three months ended June 30, 2012, primarily due to assets placed in service in the 2012 and 2013 periods.

Interest Expense. Interest expense for the three months ended June 30, 2013 increased by $1.4 million, or 339.8%, to $1.8 million from $0.4 million for the three months ended June 30, 2012, primarily due to higher outstanding borrowings driven by increased construction activity, partially offset by higher interest capitalized on construction projects.

Income Tax Expense. Income tax expense for the three months ended June 30, 2013 increased by $0.1 million, or 100.0%, to $0.2 million from $0.1 million for the three months ended June 30, 2012, due to an increase in accruals for Texas margin tax.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Adjusted EBITDA. Adjusted EBITDA for the six months ended June 30, 2013 increased by $20.8 million, or 50.4%, to $62.1 million from $41.3 million for the six months ended June 30, 2012. The increase in Adjusted EBITDA was primarily attributable to increased revenues of $24.2 million, partially offset by increased operating expenses of $2.8 million and increased SG&A expenses of $0.5 million.

Revenues. Revenues for the six months ended June 30, 2013 increased by $24.2 million, or 35.5%, to $92.3 million from $68.1 million for the six months ended June 30, 2012, primarily attributable to an increase in storage service fee revenues of $7.3 million and higher throughput fee revenue of $17.8 million, partially offset by a decrease in ancillary services fee revenue of $1.0 million. Increased storage service fee revenues were attributable to additional revenues from new storage capacity placed into service in the first quarter of 2013 and an escalation in the average storage fee charged. Increased throughput fee revenue was attributable to fees generated on pipelines placed into service in the first quarter of 2013, and to a greater extent, due to an increase in fees related to LPG exports at our Houston terminal. A significant proportion of the increase in export fees was attributable to amounts we received under a margin sharing arrangement with a customer, and those fees were in addition to the volume-based throughput fees we earned under that arrangement. Ancillary service fee revenue in the 2012 period included approximately $1.4 million of revenues from a pipeline-related construction project for a customer that was completed and recognized during the 2012 period.

Operating Expenses. Operating expenses for the six months ended June 30, 2013 increased by $2.8 million, or 15.9%, to $20.4 million from $17.6 million for the six months ended June 30, 2012. The increase in operating expenses was primarily due to an increase of $1.3 million in property taxes resulting from an increased property base and increased property values, an increase of $1.1 million in operations employee-related costs incurred by OTA and charged to us under the Services Agreement due to increases in benefit costs and higher operational labor costs in the 2013 period, an increase of $0.7 million in repairs and maintenance costs, an increase of $0.4 million in insurance costs due to policy renewals with higher premiums, an increase of $0.4 million in legal, permitting and licensing fees and an increase of $0.3 million in power and fuel costs due to higher fuel usage. These increases in operating expenses were partially offset by a decrease of $0.2 million in rental expense due to the purchase of previously leased land for our expansion projects. In addition, the 2012 period included $1.4 million in expenses associated with the pipeline-related construction project discussed above.

Selling, General and Administrative Expenses. SG&A expenses for the six months ended June 30, 2013 increased by $0.5 million, or 6.0%, to $9.7 million from $9.2 million for the six months ended June 30, 2012. The fixed fee under the Services Agreement was adjusted upward in 2013 as a result of an increase in the consumer price index. The increase in SG&A expenses was also driven by higher accounting and professional fees.

Depreciation Expense. Depreciation expense for the six months ended June 30, 2013 increased by $1.4 million, or 17.9%, to $9.5 million from $8.0 million for the six months ended June 30, 2012, primarily due to assets placed in service in the 2012 and 2013 periods.

Loss on Disposal of Fixed Assets. During the six months ended June 30, 2013, we did not recognize any gains or losses on the disposal of fixed assets. During the six months ended June 30, 2012, we recognized losses of less than $0.1 million on the disposal of certain dismantled terminal assets.

Interest Expense. Interest expense for the six months ended June 30, 2013 increased by $2.0 million, or 336.7%, to $2.7 million from $0.6 million for the six months ended June 30, 2012, primarily due to higher outstanding borrowings driven by the increased construction activity, partially offset by higher interest capitalized on construction projects.

Income Tax Expense. Income tax expense for the six months ended June 30, 2013 increased by $0.2 million, or 96.9%, to $0.3 million from $0.2 million for the six months ended June 30, 2012, due to an increase in accruals for Texas margin tax.

Liquidity and Capital Resources
Liquidity
Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, service our debt and pay distributions to our partners. Our sources of liquidity may include cash generated by our operations, borrowings under our revolving lines of credit and issuances of equity and debt securities. We believe cash generated from these sources will be sufficient to meet our obligations as they come due.

During the six months ended June 30, 2013, we paid total cash distributions of $31.7 million, or $0.795 per unit, and corresponding distributions on our general partner’s interest and incentive distribution rights, to unitholders. On July 22, 2013, the board of directors of our general partner declared a cash distribution to our unitholders of $0.425 per unit for the second quarter of 2013, and a corresponding distribution on our general partner’s interest and incentive distribution rights. The second quarter 2013 cash distribution totaling approximately $17.1 million is expected to be paid on August 14, 2013 to unitholders of record at the close of business on August 2, 2013. The second quarter 2013 cash distribution represents a 4.9% increase over the first quarter 2013 cash distribution of $0.405 per unit and an 18.1% increase over the second quarter of 2012 cash distribution of $0.36 per unit. We intend to continue to pay a quarterly distribution based on the number of common and subordinated units and the general partner interest outstanding to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates.

On April 16, 2012, we announced approval of an expansion project of approximately $104.0 million to construct approximately 3.2 million barrels of new crude oil storage capacity near our Houston terminal. The project included the purchase of 95 acres of nearby land on which the new capacity is being constructed. In July 2013, we placed three new crude oil storage tanks with a total capacity of 1.2 million barrels into service. The remaining storage capacity is expected to be placed into service by the end of 2013.

On September 4, 2012, we announced approval of an expansion project of approximately $70.0 million to construct approximately 3.3 million barrels of new crude oil storage capacity near our Houston terminal. The additional storage capacity is expected to be placed into service during the third and fourth quarters of 2014.

In March 2013, we announced an expansion of our relationship with Enterprise and plans to increase our ability to import and export LPG at our terminal on the Houston Ship Channel. In connection with the agreement with Enterprise, we will construct a new vessel dock and add infrastructure to existing docks with the capability of handling substantially more LPG vessels. During the term of the agreement, we have also agreed to provide vessel-based LPG import and export services on the Houston Ship Channel exclusively to Enterprise, and Enterprise has agreed to exclusively use our facility for its vessel-based imports and exports of LPG on the Houston Ship Channel. The estimated $44.0 million expansion project is expected to be completed by the end of the fourth quarter of 2014.

Through June 30, 2013, approximately $115.9 million has been spent on these three projects. We anticipate funding the remainder of the projects primarily with cash on hand and long-term borrowings from Oiltanking Finance B.V.

OILT Credit Agreement
Our credit agreement with Oiltanking Finance B.V., which we amended in November 2012, is a $150.0 million credit agreement with a maturity date of November 30, 2017 (“Credit Agreement”). From time to time upon our written request and in the sole determination of Oiltanking Finance B.V., the revolving credit commitment can be increased up to an additional $75.0 million, for a maximum revolving credit commitment of $225.0 million. Borrowings bear interest at LIBOR plus a margin ranging from 1.65% to 2.50% depending upon a leverage-based grid. Any unused portion of the revolving line of credit is subject to a commitment fee of 0.35% per annum. At June 30, 2013, we had $63.0 million of outstanding borrowings under the Credit Agreement at a weighted average interest rate of 1.95% per annum. In July 2013, OTH repaid $50.0 million of the outstanding borrowings under the Credit Agreement with proceeds borrowed under a new loan agreement (see below).

OTH Loan Agreements

OTH has a ten-year $125.0 million unsecured loan agreement with Oiltanking Finance B.V. (the “$125.0 million Loan Agreement”) for the purpose of financing the purchase of property, plant and equipment, with a maturity date of December 15, 2022. At June 30, 2013, OTH had $125.0 million of outstanding borrowings under the $125.0 million Loan Agreement at a fixed interest rate of 4.55% per annum.

On June 26, 2013, OTH entered into a ten-year $50.0 million unsecured loan agreement with Oiltanking Finance B.V. (the “$50.0 million Loan Agreement”) for the purpose of financing the purchase of property, plant and equipment, through which borrowings are available from May 31, 2013 through August 31, 2013 (the “Availability Period”), with a maturity date of June 30, 2023 (the “Maturity Date”). At the end of the Availability Period, any unused amounts under the loan agreement will be canceled. At June 30, 2013, OTH had no borrowings outstanding under the $50.0 million Loan Agreement. During the Availability Period, interest on borrowings outstanding under the $50.0 million Loan Agreement will be calculated on the basis of an annual interest rate determined by Oiltanking Finance B.V., which represents Oiltanking Finance B.V.’s cost of funds during the Availability Period, plus a margin of 2.60% per annum. After the end of the Availability Period and through the Maturity Date, interest will be calculated on the basis of the USD swap rate for ten years, plus a margin of 2.60% per annum. During the Availability Period, interest is payable at the end of the Availability Period. After the Availability Period, interest payments are payable semi-annually, beginning on December 30, 2013. In July 2013, OTH borrowed $50.0 million under the loan agreement to repay outstanding balances under the Credit Agreement, and the interest rate of the $50.0 million Loan Agreement was fixed at 5.435% per annum.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2013	2012
Cash provided by (used in):
Operating activities	$48,426	$35,966
Investing activities	(74,615)	(28,362)
Financing activities	24,080	(19,566)

Operating Activities

Net cash flows provided by operating activities for the six months ended June 30, 2013 increased by $12.5 million, or 34.6%, to $48.4 million from $36.0 million for the six months ended June 30, 2012. The increase was primarily attributable to an increase in storage service fee revenues and throughput fee revenues, partially offset by a decrease in ancillary service fee revenues and increased operating and SG&A expenses.

Investing Activities

Net cash flows used in investing activities for the six months ended June 30, 2013 increased by $46.3 million, or 163.1%, to $74.6 million from $28.4 million for the six months ended June 30, 2012. The increase is primarily attributable to an increase in fixed asset purchases of $53.8 million and a decrease of $5.8 million in the collections of notes receivable from Oiltanking Finance B.V., partially offset by a decrease of $17.0 million in the issuance of notes receivable from Oiltanking Finance B.V.

Cash paid for capital expenditures were as follows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2013	2012

Maintenance capital expenditures	$995	$1,152
Expansion expenditures	94,925	41,010
Total capital expenditures	$95,920	$42,162

Maintenance capital expenditures are those capital expenditures required to maintain our long-term operating capacity. Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity over the long-term. During the six months ended June 30, 2013 and 2012, we spent $94.9 million and $41.0 million, respectively, of expansion capital primarily for the continuing construction of the new storage capacity at our Houston area terminals and associated crude oil pipeline infrastructure investments.

We expect to spend approximately $135.0 million to $145.0 million for capital expenditures for the full year of 2013, of which approximately $5.5 million is expected to relate to maintenance capital expenditures. A majority of the expansion project spending projected for 2013 relates to the crude oil pipelines and storage capacity projects at our Houston area terminals (see “—Recent Developments” above).

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

Financing Activities

Net cash flows provided by financing activities for the six months ended June 30, 2013 increased by $43.6 million to $24.1 million from net cash flows used in financing activities of $19.6 million for the six months ended June 30, 2012. The following were the principal events impacting net cash flows provided by financing activities during the six months ended June 30, 2013:

•	During the six months ended June 30, 2013, we borrowed $57.0 million under the Credit Agreement to finance expansion projects.

•
During the six months ended June 30, 2012, we borrowed $10.0 million under our $125.0 million Loan Agreement to finance expansion projects. In connection with our entry into the $125.0 million Loan Agreement, we paid an arrangement fee of $0.8 million to Oiltanking Finance B.V. during the six months ended June 30, 2012.

•
During the six months ended June 30, 2013, we paid $31.7 million of cash distributions to our limited partners and general partner, while during the six months ended June 30, 2012, we paid $27.4 million of cash distributions to our limited partners and general partner.

Other Considerations

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2013 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$205,050	$2,500	$5,000	$68,000	$129,550
Interest payments (1)	65,101	8,411	16,269	14,655	25,766
Purchase commitments (2)	12,611	12,611	—	—	—
Capital expenditure obligations (3)	12,896	12,896	—	—	—
Total contractual cash obligations	$295,658	$36,418	$21,269	$82,655	$155,316
___________

(1)
Interest payments include amounts due on our currently outstanding notes payable to an affiliate, the $125.0 million Loan Agreement and Credit Agreement, and commitment fees due on our Credit Agreement. The interest amount calculated on the Credit Agreement is based on the assumption that the amount outstanding and the interest rate charged both remain at their current levels.

(2)
We have short-term purchase obligations for products and services with third-party suppliers. Our estimated future payment obligations are based on the contractual price under each contract for products and services at June 30, 2013.

(3)
We have short-term payment obligations relating to capital projects we have initiated. These obligations represent unconditional payment obligations we have agreed to pay vendors for services rendered or products purchased and are included in accounts payable and accrued expenses on our condensed consolidated balance sheet as of June 30, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Related Party Transactions
For information regarding related party transactions, see Notes 2, 7 and 8 in the Notes to Unaudited Condensed Consolidated Financial Statements.

Overview of Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in our Annual Report. Certain of these accounting policies require the use of estimates. As more fully described therein, we consider the evaluation of long-lived assets for impairment and accruals for contingencies to be critical accounting policies and estimates. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial position, results of operations and cash flows. There have been no changes in our accounting policies during the second quarter of 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to the crude oil, refined petroleum products and LPG that we handle and store, and therefore, we do not have direct exposure to risks associated with fluctuating commodity prices.

In addition, our terminal services agreements with our storage customers are generally indexed to inflation and contain fuel surcharge provisions that are designed to substantially mitigate our exposure to increases in fuel prices and the cost of other supplies used in our business.

At June 30, 2013, we had $63.0 million of outstanding borrowings under the Credit Agreement, bearing interest at variable rates. The weighted average interest rate incurred on the indebtedness as of June 30, 2013 was 1.95% per annum. A hypothetical 1% increase in the interest rate charged by Oiltanking Finance B.V. would have resulted in an estimated $0.2 million increase and a $0.3 million increase in interest expense for the three and six months ended June 30, 2013, respectively. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any risk management contracts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Amendment to the Services Agreement

In August 2013, the Conflicts Committee of the board of directors of our general partner approved an amendment (the “Second Amendment”) to our services agreement with our general partner and Oiltanking North America, LLC to increase the fixed fee charged to us to $18.8 million on an annualized basis to reflect higher selling, general and administrative expenses associated with expansion projects placed in service in 2013. The Second Amendment, dated August 5, 2013, provides that the fee increase will take effect in the beginning of the third quarter of 2013.

For a description of the relationships among the parties to the Second Amendment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview of Business.”

The foregoing summary of the Second Amendment does not purport to be complete, and is qualified in its entirety by reference to the Second Amendment filed as Exhibit 10.3 hereto and incorporated herein by reference.

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

*10.1	Form of Phantom Unit Award Agreement for Consultants and Directors under the Oiltanking North America, LLC Long-Term Incentive Plan.
10.2
Loan Agreement by and between Oiltanking Houston, L.P. as Borrower and Oiltanking Finance B.V. as Lender, effective as of May 31, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35230) filed on June 26, 2013).

*10.3
Second Amendment to the Services Agreement by and among Oiltanking Partners, L.P., OTLP GP, LLC, Oiltanking North America, LLC and Oiltanking Beaumont Specialty Products, LLC, dated August 5, 2013, effective as of July 1, 2013.

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

		By:	OILTANKING PARTNERS, L.P. (Registrant)

		By:	OTLP GP, LLC, as General Partner

Date:	August 7, 2013	By:	/s/ Anne-Marie Ainsworth
Anne-Marie Ainsworth President and Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2013	By:	/s/ Jonathan Z. Ackerman
Jonathan Z. Ackerman Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Oiltanking Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-173199) filed on March 31, 2011).
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

*10.1	Form of Phantom Unit Award Agreement for Consultants and Directors under the Oiltanking North America, LLC Long-Term Incentive Plan.
10.2
Loan Agreement by and between Oiltanking Houston, L.P. as Borrower and Oiltanking Finance B.V. as Lender, effective as of May 31, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35230) filed on June 26, 2013).

*10.3
Second Amendment to the Services Agreement by and among Oiltanking Partners, L.P., OTLP GP, LLC, Oiltanking North America, LLC and Oiltanking Beaumont Specialty Products, LLC, dated August 5, 2013, effective as of July 1, 2013.

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