Form 10-Q
period 2013-09-30
Oiltanking Partners, L.P.
filed 2013-11-07
CIK 1516007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                            to
Commission file number: 001-35230
Oiltanking Partners, L.P.
(Exact name of registrant as specified in its charter)

Delaware	45-0684578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Clay Street, Suite 2400 Houston, TX	77002
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (281) 457-7900

15631 Jacintoport Blvd., Houston, TX 77015
(Former address if changed since previous filing)
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
Yes ☐ No ☑
As of November 5, 2013, there were 19,449,901 common units and 19,449,901 subordinated units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)
(Unaudited)

	September 30,	December 31,
	2013	2012
Assets:
Current assets:
Cash and cash equivalents	$16,530	$7,071
Receivables:
Trade	24,553	12,160
Affiliates	113	615
Other	147	313
Note receivable, affiliate	2,000	28,000
Prepaid expenses and other	2,406	1,290
Total current assets	45,749	49,449
Property, plant and equipment, net	550,133	418,289
Intangible assets, net	3,739	—
Other assets, net	1,553	1,482
Total assets	$601,174	$469,220
Liabilities and partners’ capital:
Current liabilities:
Accounts payable and accrued expenses	$43,489	$29,399
Current maturities of long-term debt, affiliate	2,500	2,500
Accounts payable, affiliates	2,483	2,049
Total current liabilities	48,472	33,948
Long-term debt, affiliate, less current maturities	230,750	146,800
Deferred revenue	2,255	2,544
Total liabilities	281,477	183,292
Commitments and contingencies (Note 11)
Partners’ capital:
Common units (19,449,901 units issued and outstanding at September 30, 2013 and December 31, 2012)	258,486	248,176
Subordinated units (19,449,901 units issued and outstanding at September 30, 2013 and December 31, 2012)	46,664	36,354
General partner’s interest	14,547	1,398
Total partners’ capital	319,697	285,928
Total liabilities and partners’ capital	$601,174	$469,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues	$58,531	$33,327	$150,796	$101,436
Costs and expenses:
Operating	11,339	8,993	31,783	26,639
Selling, general and administrative	6,235	4,824	15,973	14,015
Depreciation and amortization	5,336	4,039	14,807	12,073
(Gain) loss on disposal of fixed assets	(153)	—	(153)	13
Total costs and expenses	22,757	17,856	62,410	52,740
Operating income	35,774	15,471	88,386	48,696
Other income (expense):
Interest expense	(2,496)	(487)	(5,147)	(1,094)
Interest income	1	2	4	31
Other income (expense)	(7)	1	12	74
Total other expense, net	(2,502)	(484)	(5,131)	(989)
Income before income tax expense	33,272	14,987	83,255	47,707
Income tax expense	(389)	(80)	(704)	(240)
Net income	$32,883	$14,907	$82,551	$47,467

Allocation of net income to partners:
Net income allocated to general partner	$7,413	$297	$14,473	$1,173
Net income allocated to common unitholders	$12,735	$7,305	$34,039	$23,147
Net income allocated to subordinated unitholders	$12,735	$7,305	$34,039	$23,147

Earnings per limited partner unit:
Common unit (basic and diluted)	$0.65	$0.38	$1.75	$1.19
Subordinated unit (basic and diluted)	$0.65	$0.38	$1.75	$1.19

Weighted average number of limited partner units outstanding:
Common units (basic and diluted)	19,450	19,450	19,450	19,450
Subordinated units (basic and diluted)	19,450	19,450	19,450	19,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$82,551	$47,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,807	12,073
(Gain) loss on disposal of fixed assets	(153)	13
Amortization of deferred financing costs	144	118
Changes in assets and liabilities:
Trade and other receivables	(12,227)	(1,981)
Prepaid expenses and other assets	(1,106)	(457)
Accounts receivable/payable, affiliates	936	(1,847)
Accounts payable and accrued expenses	1,800	2,380
Deferred revenue	1,093	(341)
Total adjustments from operating activities	5,294	9,958
Net cash provided by operating activities	87,845	57,425
Cash flows from investing activities:
Issuance of notes receivable, affiliate	(7,000)	(20,000)
Collections of notes receivable, affiliate	33,000	35,300
Payments for purchase of property, plant and equipment	(135,854)	(80,756)
Proceeds from sale of property, plant and equipment	264	—
Purchase of intangible assets	(3,739)	—
Net cash used in investing activities	(113,329)	(65,456)
Cash flows from financing activities:
Borrowings under loan agreement, affiliate	50,000	35,000
Borrowings under credit agreement, affiliate	86,000	—
Payments under credit agreement, affiliate	(50,000)	—
Payments under notes payable, affiliate	(2,050)	(2,050)
Debt issuance costs	(225)	(750)
Distributions paid to partners	(48,782)	(41,856)
Net cash provided by (used in) financing activities	34,943	(9,656)
Net increase (decrease) in cash and cash equivalents	9,459	(17,687)
Cash and cash equivalents — Beginning of period	7,071	23,836
Cash and cash equivalents — End of period	$16,530	$6,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

		Limited Partners’ Interests
	General Partner’s Interest	Common Units	Subordinated Units	Total

Balance — January 1, 2013	$1,398	$248,176	$36,354	$285,928
Net income	14,473	34,039	34,039	82,551
Cash distributions to partners	(1,324)	(23,729)	(23,729)	(48,782)
Balance — September 30, 2013	$14,547	$258,486	$46,664	$319,697

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
On July 19, 2011, we completed our initial public offering (“IPO”) of 11,500,000 common units, including 1,500,000 common units issued in connection with the underwriters’ exercise of their over-allotment option, at a price of $21.50 per unit. Our common units are listed on the New York Stock Exchange under the symbol “OILT.” Through July 18, 2011, OTH and OTB were wholly owned subsidiaries of OTA. OTA and its affiliates contributed all of their equity interests in OTH and OTB to us on July 19, 2011, and in exchange, we issued an aggregate of 7,949,901 common units and 19,449,901 subordinated units to OTA and its affiliates and incentive distribution rights to our general partner. At September 30, 2013, OTA owned our general partner, 7,949,901 common units and 19,449,901 subordinated units.

At September 30, 2013, we had outstanding (i) 19,449,901 common units and 19,449,901 subordinated units representing limited partner interests, (ii) a 2.0% general partner interest and (iii) incentive distribution rights. OTA and its affiliates hold 70.4% of all of our outstanding common and subordinated units (or a 69.0% limited partner interest), and other security holders hold the remaining 29.6% (or a 29.0% limited partner interest). The limited partners collectively hold a 98.0% limited partner interest in OILT, and the general partner holds a 2.0% general partner interest in OILT.

Basis of Presentation
Our results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of results expected for the full year of 2013. In the opinion of management, the accompanying condensed consolidated interim financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the results for the interim periods. The condensed consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. All significant intercompany transactions and balances have been eliminated in consolidation.

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

2. RELATED PARTY TRANSACTIONS

We have engaged in certain transactions with other OTA subsidiaries, as well as other companies related to us by common ownership. Ongoing transactions include our provision of storage and ancillary services to these affiliates. Total revenue for related party services were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Storage and ancillary service fees	$905	$745	$2,440	$2,340
Other revenue	—	—	—	13
Total related party revenue	$905	$745	$2,440	$2,353

During the nine months ended September 30, 2013 and 2012, we capitalized $4.1 million and $2.5 million, respectively, of related party engineering services into construction in progress.

At September 30, 2013 and December 31, 2012, total related party accounts receivable were $0.1 million and $0.6 million, respectively. Total related party accounts payable were $2.5 million and $2.0 million at September 30, 2013 and December 31, 2012, respectively. Additionally, we had $1.4 million and $0.1 million within accounts payable and accrued expenses at September 30, 2013 and December 31, 2012, respectively, associated with related party administrative fees (see Note 4).

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt payable to Oiltanking Finance B.V. (“OT Finance”), including both current and long-term portions, at September 30, 2013 and December 31, 2012, was $233.3 million and $149.3 million, respectively. OT Finance is a wholly owned finance company of Oiltanking GmbH that serves as the global financing division for the Oiltanking Group’s terminal holdings, including us, and arranges loans and notes at market rates and terms for approved terminal construction projects.

At September 30, 2013 and December 31, 2012, total interest and commitment fees payable to OT Finance under term loans and credit financing arrangements of $2.6 million and $0.6 million, respectively, were included in accounts payable and accrued expenses (see Note 4).

From time to time, we invest cash with OT Finance in short-term notes receivable at then prevailing market rates. At September 30, 2013 and December 31, 2012, we had short-term notes receivable of $2.0 million and $28.0 million, respectively, from OT Finance, bearing interest rates of 0.19% and 0.51%, respectively.

The following table summarizes related party operating expenses, selling, general and administrative expenses, interest expense and interest income reflected in the condensed consolidated statements of income for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Operating	$3,805	$3,469	$10,785	$9,495
Selling, general and administrative (1)	4,951	3,948	12,958	11,874
Interest expense (net of amounts capitalized)	2,489	480	5,127	1,075
Interest income	1	2	4	31
____________

(1)
Amounts represent selling, general and administrative expenses incurred under the Services Agreement (as defined below). For the three months ended September 30, 2013 and 2012, these amounts include $0.2 million and $0.3 million, respectively, of costs from OTA related to ongoing maintenance for an invoicing and inventory computer system that are reimbursable under the Services Agreement but not included in the annual fixed fee set forth in the agreement. The nine month periods ended September 30, 2013 and 2012 include $0.7 million and $0.8 million, respectively, of costs from OTA related to such system.

Transactions with a Certain Director

One of the directors of our general partner, David L. Griffis, is employed by and a shareholder of the law firm of Crain, Caton & James, P.C., a firm that provides legal counsel to us, as well as to OTA and certain of its other affiliates. Fees for legal services paid to Crain, Caton & James, P.C. for services to us totaled $0.9 million and $0.9 million for the nine months ended September 30, 2013 and 2012, respectively.

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

The initial term of the Services Agreement is ten years, and it will automatically renew for additional twelve-month periods following the expiration of the initial term unless and until either we or OTNA provide 180 days written notice of intent to terminate the agreement. During the initial term or any renewal term, the annual fixed fee related to selling,

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

general and administrative expenses will be adjusted as necessary each year to account for inflation as measured by the consumer price index. In addition, with the approval of the Conflicts Committee of the board of directors of our general partner, the fee may be adjusted to account for growth of our business or asset base. In January 2013, the annual fixed fee was increased to $15.1 million as a result of an increase in the consumer price index.
In August 2013, the Conflicts Committee of the board of directors of our general partner approved a requested increase to the fixed fee charged to us under the Services Agreement to $18.8 million on an annualized basis to reflect higher selling, general and administrative expenses associated with expansion projects placed in service in 2013. These expansion projects include the Houston crude oil storage and pipeline expansion, the first phase of our Appelt storage facility and related pipeline connections, and incremental refined petroleum products storage at our Beaumont terminal. The fee increase was effective as of July 1, 2013.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2013	2012

Land	$23,415	$23,340
Production and terminal facilities	613,690	460,209
Rights-of-way	30	30
Construction in progress	129,102	136,876
Total property, plant and equipment	766,237	620,455
Less: accumulated depreciation	(216,104)	(202,166)
Total property, plant and equipment, net	$550,133	$418,289

Depreciation and amortization expense was $5.3 million and $4.0 million for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, depreciation and amortization expense was $14.8 million and $12.1 million, respectively.

Interest costs capitalized as part of the costs of construction in progress were $0.2 million and $0.5 million during the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, interest costs capitalized were $1.6 million and $1.0 million, respectively.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2013	2012

Accounts payable, trade	$4,816	$7,891
Accrued capital expenditures	23,640	12,732
Accrued property taxes	5,456	4,987
Accrued sales and other taxes	499	207
Related party interest and commitment fees payable	2,554	611
Related party administrative fees payable	1,412	60
Deferred revenue	2,421	1,039
Other	2,691	1,872
Total accounts payable and accrued expenses	$43,489	$29,399

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. DEFERRED REVENUE
During 2007, we entered into a modification of a lease in which we, as a lessor, received a one-time upfront rental payment of $2.5 million, which is being amortized on a straight-line basis over the term of the lease of approximately sixteen years. At September 30, 2013 and December 31, 2012, deferred revenue related to this upfront rental payment was $1.4 million and $1.6 million, respectively, of which $0.2 million at each date was current and included in accounts payable and accrued expenses.
During 2010, we entered into a modification of a revenue agreement with a customer and received a one-time payment of $2.0 million, which is being amortized on a straight-line basis over the remaining term of the agreement of approximately nine years. At September 30, 2013 and December 31, 2012, deferred revenue related to this one-time payment was $1.2 million and $1.4 million, respectively, of which $0.2 million at each date was current and included in accounts payable and accrued expenses.
At September 30, 2013 and December 31, 2012, we had $2.0 million and $0.6 million, respectively, of current deferred revenue related to a customer throughput and deficiency agreement.

6. DEBT

Long-term debt, affiliate, consisted of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2013	2012

6.78% Note due 2019 – OTH	$5,850	$6,300
7.45% Note due 2019 – OTB	4,800	5,600
7.02% Note due 2020 – OTB	5,600	6,400
4.55% OTH $125.0 million Loan Agreement, due 2022	125,000	125,000
5.435% OTH $50.0 million Loan Agreement, due 2023	50,000	—
OILT Credit Agreement, due 2017	42,000	6,000
Total debt	233,250	149,300
Less current portion	(2,500)	(2,500)
Total long-term debt, affiliate	$230,750	$146,800

At September 30, 2013, our covenants restrict us from paying distributions in excess of approximately $153.1 million on an annual basis.

OTH and OTB Notes
At September 30, 2013, we have three outstanding notes with OT Finance. Two of the outstanding notes contain loan covenants requiring OTB to maintain certain debt, leverage and equity ratios and prohibit OTB from pledging its assets to third parties or incurring any indebtedness other than from OT Finance without its consent. At September 30, 2013, no assets had been pledged to third parties. The loan covenants in these agreements require OTB to maintain certain Financial Parameters (as such term is defined in the note agreements), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are defined in the note agreements). At September 30, 2013, OTB’s ratio of Stockholders’ Equity to non-current assets, the ratio of EBITDA to Total Debt Service and the ratio of Net Financial Indebtedness to EBITDA (as such terms are defined in the note agreements) were 84.4%, 8.5 and 1.03, respectively. At September 30, 2013, OTB was in compliance with all covenants under the respective note agreements.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OTH Loan Agreements

On May 16, 2012, OTH entered into a ten-year $125.0 million unsecured loan agreement with OT Finance (the “$125.0 million Loan Agreement”) for the purpose of financing the purchase of property, plant and equipment, through which borrowings were available through December 15, 2012, with a maturity date of December 15, 2022. At September 30, 2013, OTH had $125.0 million of outstanding borrowings under this loan agreement at a fixed interest rate of 4.55% per annum.

On June 26, 2013, OTH entered into a ten-year $50.0 million unsecured loan agreement with OT Finance (the “$50.0 million Loan Agreement”) for the purpose of financing the purchase of property, plant and equipment, through which borrowings were available from May 31, 2013 through August 31, 2013 (the “Availability Period”), with a maturity date of June 30, 2023 (the “Maturity Date”). During the Availability Period, interest on borrowings outstanding under this loan agreement was calculated on the basis of an annual interest rate determined by OT Finance, which represented OT Finance’s cost of funds during the Availability Period, plus a margin of 2.60% per annum. After the end of the Availability Period and through the Maturity Date, interest is calculated on the basis of the USD swap rate for ten years, plus a margin of 2.60% per annum. Interest that accrued during the Availability Period was payable at the end of the Availability Period. After the Availability Period, interest payments are payable semi-annually, beginning on December 30, 2013. OTH paid an arrangement fee in July 2013 of $0.2 million to OT Finance, the expense of which was deferred and is being amortized over the life of the loan agreement. In July 2013, OTH borrowed $50.0 million under this loan agreement, and the proceeds were used to repay outstanding balances under the Credit Agreement. At September 30, 2013, OTH had $50.0 million of outstanding borrowings under this loan agreement at a fixed interest rate of 5.435% per annum.

The loan agreements contain covenants restricting the ability of OTH to take certain actions without the consent of OT Finance, including incurring additional indebtedness, pledging its assets or amending its organizational documents. The loan agreements contain borrowing conditions and events of default, including events of default triggered by (i) OTH failing to satisfy the Financial Parameters and other covenants described in this paragraph after more than 30 days’ notice, (ii) OTH failing to repay borrowings under the loan agreements when they become due, and (iii) OTH ceasing to be controlled by Oiltanking GmbH. The loan agreements require OTH to maintain certain Financial Parameters (as such term is defined in the respective agreements), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater, and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are described in the respective loan agreements). At September 30, 2013, OTH’s ratio of Stockholders’ Equity to non-current assets, the ratio of EBITDA to Total Debt Service and the ratio of Net Financial Indebtedness to EBITDA (as such terms are defined in the respective loan agreements) were 51.8%, 21.8 and 1.84, respectively. At September 30, 2013, OTH was in compliance with all covenants contained in the loan agreements.

OILT Credit Agreement
On November 7, 2012, OILT entered into Addendum No. 2 to its unsecured revolving line of credit agreement with OT Finance to increase the amount of the revolving credit commitment from $50.0 million to $150.0 million and to extend the maturity date from June 30, 2013 to November 30, 2017 (as amended, the “Credit Agreement”). From time to time upon OILT’s written request and in the sole determination of OT Finance, the revolving credit commitment can be increased up to an additional $75.0 million, for a maximum revolving credit commitment of $225.0 million. Borrowings bear interest at LIBOR plus a margin ranging from 1.65% to 2.50% depending upon a leverage-based grid. Any unused portion of the revolving line of credit is subject to a commitment fee of 0.35% per annum. In July 2013, OILT repaid $50.0 million of the outstanding borrowings under the Credit Agreement with proceeds borrowed under the $50.0 million Loan Agreement. At September 30, 2013, OILT had $42.0 million of outstanding borrowings under the Credit Agreement at a weighted average interest rate of 2.18% per annum.

The Credit Agreement requires OILT to maintain, on an calendar year basis, certain Financial Parameters (as such term is defined in the Credit Agreement), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are defined in the Credit Agreement). At September 30, 2013, OILT’s ratio of

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stockholders’ Equity to non-current assets, the ratio of EBITDA to Total Debt Service and the ratio of Net Financial Indebtedness to EBITDA (as such terms are defined in the Credit Agreement) were 57.6%, 16.0 and 1.76, respectively. At September 30, 2013, OILT was in compliance with all covenants contained in the Credit Agreement.

7. PARTNERS’ CAPITAL AND DISTRIBUTIONS

Outstanding Units

At September 30, 2013 and December 31, 2012, we had outstanding 19,449,901 common units and 19,449,901 subordinated units representing limited partner interests.

Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date.

The following table details the distributions paid during or pertaining to the nine months ended September 30, 2013 (in thousands, except per unit amounts):

		Common and	General	Incentive		Distributions
	Date Paid	Subordinated	Partner’s	Distribution		per Limited
Date Declared	or To Be Paid	Units	2% Interest	Rights	Total	Partner Unit

January 22, 2013	February 14, 2013	$15,171	$310	$11	$15,492	$0.39
April 22, 2013	May 14, 2013	$15,754	$324	$100	$16,178	$0.405
July 22, 2013	August 14, 2013	$16,532	$342	$238	$17,112	$0.425
October 21, 2013	November 14, 2013	$17,310	$363	$477	$18,150	$0.445

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

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

If our general partner transfers all or a portion of the incentive distribution rights in the future, then the holder or holders of a majority of our incentive distribution rights will be entitled to exercise the reset election. Assuming our general partner holds all of the incentive distribution rights at the time a reset election is made, following a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on the same percentage increases above the reset minimum quarterly distribution as the current target distribution levels.

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

The subordination period will end on the first business day after we have earned and paid at least: (i) $1.35 (the minimum quarterly distribution on an annualized basis) on each outstanding common unit and subordinated unit and the corresponding distribution on our general partner’s 2.0% interest for each of three consecutive, non-overlapping four-quarter periods ending on or after September 30, 2014; or (ii) $2.025 (150.0% of the annualized minimum quarterly distribution) on each outstanding common unit and subordinated unit and the corresponding distribution on our general partner’s 2.0% interest and the related distribution on the incentive distribution rights for the four-quarter period immediately preceding that date, in each case provided there are no arrearages on our common units at that time. Since our IPO in July 2011, we have paid at least the minimum quarterly distribution on our common units in all quarters.

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

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. EARNINGS PER LIMITED PARTNER UNIT

The following table sets forth the computation of basic and diluted earnings per limited partner unit for the periods indicated (amounts in thousands, except per unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$32,883	$14,907	$82,551	$47,467

Less: General partner’s incentive distribution earned (1)	6,755	—	12,822	226
Less: General partner’s 2.0% ownership interest	658	297	1,651	947
Net income allocated to limited partners	$25,470	$14,610	$68,078	$46,294

Numerator for basic and diluted earnings per limited partner unit:
Allocation of net income among limited partner interests:
Net income allocable to common units	$12,735	$7,305	$34,039	$23,147
Net income allocable to subordinated units	12,735	7,305	34,039	23,147
Net income allocated to limited partners	$25,470	$14,610	$68,078	$46,294

Denominator:
Basic and diluted weighted average number of limited partner units outstanding:
Common units	19,450	19,450	19,450	19,450
Subordinated units	19,450	19,450	19,450	19,450

Basic and diluted net income per limited partner unit:
Common units	$0.65	$0.38	$1.75	$1.19
Subordinated units	$0.65	$0.38	$1.75	$1.19
____________

(1)
Based on the amount of net income for the three and nine months ended September 30, 2013 and for the nine months ended September 30, 2012, our general partner was allocated income associated with its incentive distribution rights for these periods. Under the two-class method, because our partnership agreement does not limit distributions to our general partner with respect to incentive distribution rights to available cash, we allocate undistributed earnings to our general partner utilizing the distribution waterfall for available cash specified in our partnership agreement. Cash payments made to our general partner and limited partners are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of earnings per unit.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2013	2012

Cash paid for interest of $4,685 and $1,749 (net of capitalized interest)	$3,040	$791
Cash taxes paid	943	—
Interest costs capitalized	1,645	958

Non-cash transactions:
Increase in accounts payable related to capital expenditures	$10,908	$21,629

10. SEGMENT REPORTING
We derive our revenues from two operating segments – OTH and OTB. The two operating segments have been aggregated into one reportable business segment because they have similar long-term economic characteristics, types and classes of customers and provide similar services.

Revenues by service category were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Storage service fees	$30,843	$24,563	$87,421	$73,810
Throughput fees	24,146	6,672	56,064	20,768
Ancillary service fees	3,542	2,092	7,311	6,858
Total revenues	$58,531	$33,327	$150,796	$101,436

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

Environmental Liabilities
We may experience releases of crude oil, petroleum products and fuels, liquid petroleum gas or other contaminants into the environment, or discover past releases that were previously unidentified. Although we maintain an inspection program designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to any such environmental releases from our assets may affect our business. As of September 30, 2013, we have not identified any environmental obligations that would require an accrual in our condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Commitments
We have certain short-term purchase obligations and commitments for products and services, primarily related to construction on our expansion projects. At September 30, 2013, we have commitments of approximately $3.3 million for the purchase of property, plant and equipment.

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

Overview of Business
Oiltanking Partners, L.P. (“OILT”) is a Delaware limited partnership formed by Oiltanking Holding Americas, Inc. (“OTA”) on March 14, 2011, to engage in the storage, terminaling and transportation of crude oil, refined petroleum products and liquefied petroleum gas (“LPG”). OTA owns and controls OILT’s general partner, OTLP GP, LLC (our “general partner”). Through its wholly owned subsidiaries, Oiltanking Houston, L.P. (“OTH”) and Oiltanking Beaumont Partners, L.P. (“OTB”), OILT owns and operates storage and terminaling assets located along the Gulf Coast of the United States on the Houston Ship Channel and in Beaumont, Texas. We report in one business segment.

OTA is a wholly owned subsidiary of Oiltanking GmbH. Oiltanking GmbH and its subsidiaries, other than OILT and its subsidiaries, are collectively referred to herein as the “Oiltanking Group.” As used in this document, the terms “we,” “us,” and “our” and similar terms refer to OILT and its subsidiaries unless the context indicates otherwise.

On July 19, 2011, we completed our initial public offering (“IPO”) of 11,500,000 common units, including 1,500,000 common units issued in connection with the underwriters’ exercise of their over-allotment option, at a price of $21.50 per unit. Through July 18, 2011, OTH and OTB were wholly owned subsidiaries of OTA. OTA and its affiliates contributed all of their equity interests in OTH and OTB to us on July 19, 2011, and in exchange, we issued an aggregate of 7,949,901 common units and 19,449,901 subordinated units to OTA and its affiliates, and issued incentive distribution rights to our general partner. At September 30, 2013, OTA owned our general partner, 7,949,901 common units and 19,449,901 subordinated units.

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

We operate crude oil and refined petroleum products terminals on the Houston Ship Channel and in Beaumont, Texas. Our Houston terminal serves as a regional hub for crude oil and other feedstocks for refineries and petrochemical facilities located in the Gulf Coast region and also serves as an important import and export facility for LPGs and other refined petroleum products. At September 30, 2013, our Houston facility has an aggregate active storage capacity of approximately 14.4 million barrels and provides integrated terminaling services to a variety of customers, including major integrated oil companies, marketers, distributors and chemical companies. Our Beaumont terminal serves as a regional hub for refined petroleum products for refineries located in the Gulf Coast region. At September 30, 2013, our Beaumont facility has an aggregate active storage capacity of approximately 5.6 million barrels and provides integrated terminaling services to a variety of customers, including major integrated oil companies, distributors, marketers and chemical and petrochemical companies.

Recent Developments

Expansion Projects and Assets Placed Into Service

In November 2011, we announced approval of expansion projects of approximately $85.0 million to construct two new crude oil pipelines along the Houston Ship Channel and approximately one million barrels of new crude oil storage capacity at our Houston terminal. During the first quarter of 2012, the board of directors of our general partner approved an additional $11.0 million of spending to extend the pipeline expansion into a third-party terminal in Houston. During January 2013, we placed this pipeline expansion project into service. In addition, in February 2013, we placed into service three new crude oil storage tanks with a total capacity of 825,000 barrels at our Houston terminal. The final 275,000 barrel tank of that four tank expansion project was placed into service in July 2013. In Beaumont, during the first quarter of 2013, we completed construction on and placed into service two new refined products storage tanks with a total capacity of 320,000 barrels.

Appelt Expansion Projects

In April 2012, we announced approval of an expansion project of approximately $104.0 million to construct approximately 3.2 million barrels of new crude oil storage capacity near our Houston terminal at our Appelt property. In July 2013, we placed into service three new crude oil storage tanks with a total capacity of 1.2 million barrels. In October 2013, we placed into service two new crude oil storage tanks with a total capacity of 0.8 million barrels. The remaining storage capacity of 1.2 million barrels is expected to be placed into service by the end of 2013.

In November 2013, we announced approval of expansion projects of approximately $101.0 million to construct approximately 3.5 million barrels of additional crude oil storage capacity near our Houston terminal at our Appelt property. One of these projects includes a new 390,000 barrel storage tank expected to be completed by the end of 2014. We have received all necessary construction permits in connection with this storage tank and anticipate commencing construction during the fourth quarter of 2013. The remaining additional storage capacity of approximately 3.1 million barrels consists of nine tanks to be constructed on 26 acres of land adjacent to our ongoing “Appelt II” expansion. The project, which we refer to as “Appelt III,” will include a new manifold, and, upon completion, will bring total storage capacity at our Appelt property to approximately 10.0 million barrels. We anticipate commencing construction on this project during the third quarter of 2014 when all relevant permits are in place. The new storage capacity at Appelt III is expected to be placed into service during the fourth quarter of 2015 and first quarter of 2016.

Pipeline Expansion Projects

In November 2013, we announced approval of expansion projects of approximately $98.0 million to construct two new crude oil pipelines connecting our Houston terminal with Crossroads Junction, which is the termination point of TransCanada Corporation’s Gulf Coast Pipeline from Cushing and the origination point of Shell Pipeline’s Houston-to-Houma pipeline (the “HoHo Pipeline”). The expansion projects include a new 24-inch pipeline that will give our terminal customers direct access to the origination point of the HoHo Pipeline, which is expected to transport crude oil from the Houston area eastbound to refining centers in Texas and Louisiana. The expansion projects also include a new 36-inch pipeline that will give our terminal customers access to the termination point of TransCanada Corporation’s Gulf Coast Pipeline, which is expected to connect to the Keystone XL pipeline if approved and constructed. The 24-inch pipeline is expected to be completed by the end of 2014, and the 36-inch pipeline is expected to be completed by the end of the first quarter of 2015.

Dock Expansion Project

In March 2013, we announced an expansion of our relationship with Enterprise Products Partners L.P. (“Enterprise”) and plans to increase our ability to import and export LPG at our terminal on the Houston Ship Channel. In connection with the agreement with Enterprise, we will construct a new vessel dock and add infrastructure to existing docks with the capability of handling substantially more LPG vessels. The estimated $44.0 million expansion project is expected to be completed by the end of 2014. Pursuant to this agreement, we currently are entitled to participate in margin sharing with Enterprise on a portion of the customer vessels loaded at our Houston facility. During the term of the agreement, we have also agreed to provide vessel-based LPG import and export services on the Houston Ship Channel exclusively to Enterprise, and Enterprise has agreed to exclusively use our facility for its vessel-based imports and exports of LPG on the Houston Ship Channel. In addition, in July 2013, we triggered a contractual provision that will entitle us to participate in margin sharing with Enterprise on all customer vessels loaded at our Houston facility beginning in January 2014.

Loan Agreement

On June 26, 2013, OTH entered into a ten-year $50.0 million unsecured loan agreement (the “$50.0 million Loan Agreement”) with Oiltanking Finance B.V. (“OT Finance”) for the purpose of financing the purchase of property, plant and equipment, through which borrowings were available from May 31, 2013 through August 31, 2013 (the “Availability Period”), with a maturity date of June 30, 2023 (the “Maturity Date”). In July 2013, OTH borrowed $50.0 million under this loan agreement, and the proceeds were used to repay outstanding balances under the revolving line of credit agreement. At September 30, 2013, OTH had $50.0 million of outstanding borrowings under this loan agreement at a fixed interest rate of 5.435% per annum. See Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Services Agreement Fee Adjustment

In August 2013, the Conflicts Committee of the board of directors of our general partner approved a requested increase to the fixed fee charged to us under the services agreement with Oiltanking North America, LLC and our general partner (the “Services Agreement”) to $18.8 million on an annualized basis to reflect higher selling, general and administrative expenses associated with expansion projects placed in service in 2013. These expansion projects include the Houston crude oil storage and pipeline expansion, the first phase of our Appelt storage facility and related pipeline connections, and incremental refined petroleum products storage at our Beaumont terminal. The fee increase was effective as of July 1, 2013. See Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Management Changes

On July 1, 2013, Jonathan Z. Ackerman was appointed by the board of directors of our general partner to serve as Vice President and Chief Financial Officer of our general partner. Kenneth F. Owen, the previous Vice President and

Chief Financial Officer, was named Terminal Manager of our expanding Houston complex and has been responsible for managing the Houston facilities since September 1, 2013.

Distribution Declaration

On October 21, 2013, the board of directors of our general partner declared a cash distribution to our unitholders of $0.445 per unit and a distribution on our general partner’s interest, payable on November 14, 2013 to unitholders of record at the close of business on November 1, 2013. The $0.445 distribution per unit for the third quarter of 2013 represents a 4.7% increase over the second quarter 2013 cash distribution of $0.425 per unit and an 18.7% increase over the third quarter of 2012 cash distribution of $0.375 per unit.

Results of Operations
Our operating results were as follows for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues	$58,531	$33,327	$150,796	$101,436
Costs and expenses:
Operating	11,339	8,993	31,783	26,639
Selling, general and administrative	6,235	4,824	15,973	14,015
Depreciation and amortization	5,336	4,039	14,807	12,073
(Gain) loss on disposal of fixed assets	(153)	—	(153)	13
Total costs and expenses	22,757	17,856	62,410	52,740
Operating income	35,774	15,471	88,386	48,696
Other income (expense):
Interest expense	(2,496)	(487)	(5,147)	(1,094)
Interest income	1	2	4	31
Other income (expense)	(7)	1	12	74
Total other expense, net	(2,502)	(484)	(5,131)	(989)
Income before income tax expense	33,272	14,987	83,255	47,707
Income tax expense	(389)	(80)	(704)	(240)
Net income	$32,883	$14,907	$82,551	$47,467

Earnings per common unit – basic and diluted	$0.65	$0.38	$1.75	$1.19
Earnings per subordinated unit – basic and diluted	$0.65	$0.38	$1.75	$1.19

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) before net interest expense, income tax (expense) benefit, depreciation and amortization expense and other income, as further adjusted to exclude certain other non-cash and non-recurring items, which includes gains and losses on disposal of fixed assets for the periods presented above. Adjusted EBITDA is not a presentation made in accordance with GAAP. Adjusted EBITDA is a non-GAAP supplemental financial performance measure management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess: (i) our financial performance as compared to other publicly traded partnerships in the midstream energy industry, without regard to historical cost basis or financing methods, (ii) the viability of proposed projects and acquisitions and (iii) the overall rates of return on investment in various opportunities. Accordingly, we believe the presentation of Adjusted EBITDA provides useful information to investors in assessing our results of operations.

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

The following table presents a reconciliation of Adjusted EBITDA from net income, the most directly comparable GAAP financial measure, for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Reconciliation of Adjusted EBITDA from net income:
Net income	$32,883	$14,907	$82,551	$47,467
Depreciation and amortization	5,336	4,039	14,807	12,073
Income tax expense	389	80	704	240
Interest expense, net	2,495	485	5,143	1,063
(Gain) loss on disposal of fixed assets	(153)	—	(153)	13
Other (income) expense	7	(1)	(12)	(74)
Adjusted EBITDA	$40,957	$19,510	$103,040	$60,782

Operating Data

The following table presents operating data for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Storage capacity, end of period (mmbbls) (1) (3)	19.9	17.7	19.9	17.7
Storage capacity, average (mmbbls) (3)	19.6	17.7	19.5	17.6
Terminal throughput (mbpd) (2)	1,095.2	787.0	1,037.6	821.9
Vessels per period	250	229	669	679
Barges per period	879	793	2,498	2,346
Trucks per period	9,411	2,613	21,549	7,981
Rail cars per period	1,170	1,701	4,758	6,589
_______________________

(1)	Represents million barrels (“mmbbls”).

(2)	Represents thousands of barrels per day (“mbpd”).

(3)
During the first and third quarters of 2013, we placed into service net storage capacity of approximately 0.9 million barrels and 1.4 million barrels, respectively. Amounts do not reflect approximately 0.8 million barrels of storage capacity placed into service in October 2013.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Adjusted EBITDA. Adjusted EBITDA for the three months ended September 30, 2013 increased by $21.4 million, or 109.9%, to $41.0 million from $19.5 million for the three months ended September 30, 2012. The increase in Adjusted EBITDA was primarily attributable to a $25.2 million increase in revenues, partially offset by a $2.3 million increase in operating expenses and a $1.4 million increase in selling, general and administrative expenses.

Revenues. Revenues for the three months ended September 30, 2013 increased by $25.2 million, or 75.6%, to $58.5 million from $33.3 million for the three months ended September 30, 2012, primarily attributable to an increase in storage service fee revenues of $6.3 million, an increase in throughput fee revenue of $17.5 million and an increase in ancillary services fee revenue of $1.5 million. Increased storage service fee revenues were attributable to additional revenues from new storage capacity placed into service in the first and third quarters of 2013 and, to a lesser extent, due to contract escalation of storage fees. Increased throughput fee revenue was attributable to fees generated on pipelines placed into service in the first quarter of 2013, and, to a greater extent, due to an increase in fees related to LPG exports at our Houston terminal. A significant proportion of the increase in throughput fees was attributable to amounts we received under a margin sharing arrangement with a customer; the margin sharing fees received were in addition to the volume-based throughput fees we earned under that arrangement.

Operating Expenses. Operating expenses for the three months ended September 30, 2013 increased by $2.3 million, or 26.1%, to $11.3 million from $9.0 million for the three months ended September 30, 2012. The increase in operating expenses was primarily due to an increase of $0.9 million in repairs and maintenance costs, an increase of $0.4 million in operations employee-related costs incurred by OTA and charged to us under the Services Agreement due to increases in benefit costs and higher operational labor costs in the 2013 period, an increase of $0.3 million in power and fuel costs due to higher fuel usage, an increase of $0.3 million in insurance costs due to policy renewals with higher premiums, an increase of $0.2 million in property taxes resulting from an increased property base and increased property values and an increase of $0.2 million in legal, permitting and licensing fees.

Selling, General and Administrative Expenses (“SG&A expenses”). SG&A expenses for the three months ended September 30, 2013 increased by $1.4 million, or 29.2%, to $6.2 million from $4.8 million for the three months ended September 30, 2012. The increase in SG&A expenses was primarily due to an increase of $0.9 million in the quarterly fixed fee under an amendment to the Services Agreement effective July 1, 2013 (see Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements). SG&A expenses also increased as a result of higher legal, accounting and professional fees in the 2013 period.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2013 increased by $1.3 million, or 32.1%, to $5.3 million from $4.0 million for the three months ended September 30, 2012, primarily due to assets placed in service in the 2012 and 2013 periods.

Gain on Disposal of Fixed Assets. During the three months ended September 30, 2013, we recognized a gain of $0.2 million on the dismantling and disposal of terminal assets, which were not part of our active storage capacity. During the three months ended September 30, 2012, we did not recognize any gains or losses on the disposal of assets.

Interest Expense. Interest expense for the three months ended September 30, 2013 increased by $2.0 million, or 412.5%, to $2.5 million from $0.5 million for the three months ended September 30, 2012, primarily due to higher outstanding borrowings under our long-term debt agreements driven by increased construction activity. Higher interest expense from higher borrowings under our long-term debt agreements was partially offset by lower interest capitalized on construction projects due to lower interest rates on our long-term borrowings and the completion of construction projects as assets are placed into service.

Income Tax Expense. Income tax expense for the three months ended September 30, 2013 increased by $0.3 million, or 386.3%, to $0.4 million from $0.1 million for the three months ended September 30, 2012, due to an increase in accruals for Texas margin tax.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Adjusted EBITDA. Adjusted EBITDA for the nine months ended September 30, 2013 increased by $42.3 million, or 69.5%, to $103.0 million from $60.8 million for the nine months ended September 30, 2012. The increase in Adjusted EBITDA was primarily attributable to a $49.4 million increase in revenues, partially offset by a $5.1 million increase in operating expenses and a $2.0 million increase in SG&A expenses.

Revenues. Revenues for the nine months ended September 30, 2013 increased by $49.4 million, or 48.7%, to $150.8 million from $101.4 million for the nine months ended September 30, 2012, primarily attributable to an increase in storage service fee revenues of $13.6 million, an increase in throughput fee revenue of $35.3 million and an increase in ancillary services fee revenue of $0.5 million. Increased storage service fee revenues were attributable to additional revenues from new storage capacity placed into service in the first and third quarters of 2013 and, to a lesser extent, due to contract escalation of storage fees. Increased throughput fee revenue was attributable to fees generated on pipelines placed into service in the first quarter of 2013, and, to a greater extent, due to an increase in fees related to LPG exports at our Houston terminal. A significant proportion of the increase in throughput fees was attributable to amounts we received under a margin sharing arrangement with a customer; the margin sharing fees received were in addition to the volume-based throughput fees we earned under that arrangement. Ancillary service fee revenue in the 2012 period included approximately $1.4 million of revenues from a pipeline-related construction project for a customer that was completed and recognized during the 2012 period.

Operating Expenses. Operating expenses for the nine months ended September 30, 2013 increased by $5.1 million, or 19.3%, to $31.8 million from $26.6 million for the nine months ended September 30, 2012. The increase in operating expenses was primarily due to an increase of $1.6 million in repairs and maintenance costs, an increase of $1.6 million in operations employee-related costs incurred by OTA and charged to us under the Services Agreement due to increases in benefit costs and higher operational labor costs in the 2013 period, an increase of $1.5 million in property taxes resulting from an increased property base and increased property values, an increase of $0.8 million in legal, permitting and licensing fees, an increase of $0.6 million in power and fuel costs due to higher fuel usage and an increase of $0.6 million in insurance costs due to policy renewals with higher premiums. These increases in operating expenses were partially offset by a decrease of $0.2 million in rental expense due to the purchase of previously leased land for our expansion projects. In addition, the 2012 period included $1.4 million in expenses associated with the pipeline-related construction project discussed above.

Selling, General and Administrative Expenses. SG&A expenses for the nine months ended September 30, 2013 increased by $2.0 million, or 14.0%, to $16.0 million from $14.0 million for the nine months ended September 30, 2012. The increase in SG&A expenses was primarily due to an increase of $0.9 million in the quarterly fixed fee under an amendment to the Services Agreement effective July 1, 2013. SG&A expenses also increased as a result of higher legal, accounting and professional fees in the 2013 period.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2013 increased by $2.7 million, or 22.6%, to $14.8 million from $12.1 million for the nine months ended September 30, 2012, primarily due to assets placed in service in the 2012 and 2013 periods.

(Gain) Loss on Disposal of Fixed Assets. During the nine months ended September 30, 2013, we recognized a gain of $0.2 million on the dismantling and disposal of terminal assets, which were not part of our active storage capacity. During the nine months ended September 30, 2012, we recognized losses of less than $0.1 million on the disposal of certain dismantled terminal assets.

Interest Expense. Interest expense for the nine months ended September 30, 2013 increased by $4.1 million, or 370.5%, to $5.1 million from $1.1 million for the nine months ended September 30, 2012, primarily due to higher outstanding borrowings on our long-term debt agreements driven by increased construction activity, partially offset by higher interest capitalized on construction projects.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2013 increased by $0.5 million, or 193.3%, to $0.7 million from $0.2 million for the nine months ended September 30, 2012, due to an increase in accruals for Texas margin tax.

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

During the nine months ended September 30, 2013, we paid total cash distributions to unitholders of $48.8 million, or $1.220 per unit, and distributions on our general partner’s interest and incentive distribution rights. On October 21, 2013, the board of directors of our general partner declared a cash distribution to our unitholders of $0.445 per unit for the third quarter of 2013, and distributions on our general partner’s interest and incentive distribution rights. The third quarter 2013 cash distribution totaling approximately $18.2 million is expected to be paid on November 14, 2013 to unitholders of record at the close of business on November 1, 2013. The third quarter 2013 cash distribution represents a 4.7% increase over the second quarter 2013 cash distribution of $0.425 per unit and an 18.7% increase over the third quarter of 2012 cash distribution of $0.375 per unit. We intend to continue to pay a quarterly distribution based on the number of common and subordinated units and the general partner interest outstanding to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates.

In April 2012, we announced approval of an expansion project of approximately $104.0 million to construct approximately 3.2 million barrels of new crude oil storage capacity near our Houston terminal at our Appelt property. The project, referred to as our “Appelt I” expansion, included the purchase of 95 acres of nearby land on which the new capacity is being constructed. In July 2013, we placed into service three new crude oil storage tanks with a total capacity of 1.2 million barrels. In October 2013, we placed into service two new crude oil storage tanks with a total capacity of 0.8 million barrels. The remaining storage capacity of 1.2 million barrels is expected to be placed into service by the end of 2013.

In September 2012, we announced approval of an expansion project of approximately $70.0 million to construct approximately 3.3 million barrels of new crude oil storage capacity near our Houston terminal at our Appelt property, referred to as our “Appelt II” expansion. The additional storage capacity is expected to be placed into service during the third and fourth quarters of 2014.

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

From the inception of the project through September 30, 2013, approximately $148.9 million has been spent on these three projects. We anticipate funding the remainder of the projects primarily with cash on hand and long-term borrowings from OT Finance.

In November 2013, we announced approval of expansion projects of approximately $100.6 million to construct approximately 3.5 million barrels of additional crude oil storage capacity near our Houston terminal at our Appelt property. One of these projects includes a new 390,000 barrel storage tank expected to be completed by the end of 2014. We have received all necessary construction permits in connection with this storage tank and anticipate commencing construction during the fourth quarter of 2013. The remaining additional storage capacity of approximately 3.1 million barrels consists of nine tanks to be constructed on 26 acres of land adjacent to our ongoing Appelt II expansion. The project, which we refer to as “Appelt III,” will include a new manifold, and, upon completion, will bring total storage capacity at our Appelt property to approximately 10.0 million barrels. We anticipate commencing construction on this project during the third quarter of 2014 when all relevant permits are in place. The new storage capacity at Appelt III is expected to be placed into service during the fourth quarter of 2015 and first quarter of 2016.

In November 2013, we announced approval of expansion projects of approximately $98.0 million to construct two new crude oil pipelines connecting our Houston terminal with Crossroads Junction, which is the termination point of TransCanada Corporation’s Gulf Coast Pipeline from Cushing and the origination point of the HoHo Pipeline. The expansion projects include a new 24-inch pipeline that will give our terminal customers direct access to the origination point of the HoHo Pipeline, which is expected to transport crude oil from the Houston area eastbound to refining centers in Texas and Louisiana. The expansion projects also include a new 36-inch pipeline that will give our terminal customers access to the termination point of TransCanada Corporation’s Gulf Coast Pipeline, which is expected to connect to the Keystone XL pipeline if approved and constructed. The 24-inch pipeline is expected to be completed by the end of 2014, and the 36-inch pipeline is expected to be completed by the end of the first quarter of 2015.

OTH Loan Agreements

OTH has a ten-year $125.0 million unsecured loan agreement with OT Finance (the “$125.0 million Loan Agreement”) for the purpose of financing the purchase of property, plant and equipment, with a maturity date of December 15, 2022. At September 30, 2013, OTH had $125.0 million of outstanding borrowings under this loan agreement at a fixed interest rate of 4.55% per annum.

On June 26, 2013, OTH entered into a ten-year $50.0 million unsecured loan agreement with OT Finance (the “$50.0 million Loan Agreement”) for the purpose of financing the purchase of property, plant and equipment, through which borrowings were available from May 31, 2013 through August 31, 2013 (the “Availability Period”), with a maturity date of June 30, 2023 (the “Maturity Date”). During the Availability Period, interest on borrowings outstanding under this loan agreement were calculated on the basis of an annual interest rate determined by OT Finance, which represented OT Finance’s cost of funds during the Availability Period, plus a margin of 2.60% per annum. After the end of the Availability Period and through the Maturity Date, interest is calculated on the basis of the USD swap rate for ten years, plus a margin of 2.60% per annum. Interest that accrued during the Availability Period was payable at the end of the Availability Period. After the Availability Period, interest payments are payable semi-annually, beginning on December 30, 2013. In July 2013, OTH borrowed $50.0 million under this loan agreement, and the proceeds were used to repay outstanding balances under the Credit Agreement. At September 30, 2013, OTH had $50.0 million of outstanding borrowings under this loan agreement at a fixed interest rate of 5.435% per annum. For additional information on the $125.0 million Loan Agreement and the $50.0 million Loan Agreement, see Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements.

OILT Credit Agreement
Our credit agreement with OT Finance, which we amended in November 2012, is a $150.0 million revolving line of credit agreement with a maturity date of November 30, 2017 (“Credit Agreement”). From time to time upon OILT’s written request and in the sole determination of OT Finance, the revolving credit commitment can be increased up to an additional $75.0 million, for a maximum revolving credit commitment of $225.0 million. Borrowings bear interest at LIBOR plus a margin ranging from 1.65% to 2.50% depending upon a leverage-based grid. Any unused portion of the revolving line of credit is subject to a commitment fee of 0.35% per annum. In July 2013, OILT repaid $50.0 million of the outstanding borrowings under the Credit Agreement with proceeds borrowed under the $50.0 million Loan Agreement. At September 30, 2013, OILT had $42.0 million of outstanding borrowings under the Credit Agreement at a weighted average interest rate of 2.18% per annum. For additional information on the Credit Agreement, see Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2013	2012
Cash provided by (used in):
Operating activities	$87,845	$57,425
Investing activities	(113,329)	(65,456)
Financing activities	34,943	(9,656)

Operating Activities

Net cash flows provided by operating activities for the nine months ended September 30, 2013 increased by $30.4 million, or 53.0%, to $87.8 million from $57.4 million for the nine months ended September 30, 2012. The increase was primarily attributable to an increase in storage service fee revenues, throughput fee revenues and ancillary service fee revenues, partially offset by increased operating and SG&A expenses.

Investing Activities

Net cash flows used in investing activities for the nine months ended September 30, 2013 increased by $47.9 million, or 73.1%, to $113.3 million from $65.5 million for the nine months ended September 30, 2012. The increase is primarily attributable to an increase in fixed asset purchases of $55.1 million, the purchase of intangible assets of $3.7 million and a decrease of $2.3 million in the collections of notes receivable from OT Finance, partially offset by a decrease of $13.0 million in the issuance of notes receivable from OT Finance.

Cash paid for capital expenditures were as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2013	2012

Maintenance capital expenditures	$1,895	$2,406
Expansion capital expenditures	133,959	78,350
Total capital expenditures	$135,854	$80,756

Maintenance capital expenditures are those capital expenditures required to maintain our long-term operating capacity. Expansion capital expenditures are those capital expenditures we expect will increase our operating capacity over the long-term. During the nine months ended September 30, 2013 and 2012, we spent $134.0 million and $78.4 million, respectively, of expansion capital primarily for the continuing construction of the new storage capacity at our Houston area terminals and associated crude oil pipeline infrastructure investments.

We expect to spend approximately $150.0 million to $160.0 million for capital expenditures for the full year of 2013, of which approximately $5.5 million is expected to relate to maintenance capital expenditures. A majority of the expansion project spending projected for 2013 relates to the crude oil pipelines and storage capacity projects at our Houston area terminals (see “—Recent Developments” above).

We anticipate the above mentioned capital expenditures will be funded primarily with cash on hand and long-term borrowings from OT Finance.

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

Financing Activities

Net cash flows provided by financing activities for the nine months ended September 30, 2013 increased by $44.6 million to $34.9 million from net cash flows used in financing activities of $9.7 million for the nine months ended September 30, 2012. The following were the principal events impacting net cash flows provided by financing activities during the nine months ended September 30, 2013:

•
In July, we borrowed $50.0 million under our $50.0 million Loan Agreement, and the proceeds were used to repay outstanding balances under our Credit Agreement. In connection with our borrowings under the $50.0 million Loan Agreement in July 2013, we paid an arrangement fee of $0.2 million to OT Finance.

•
During the nine months ended September 30, 2013, we borrowed $86.0 million under the Credit Agreement to finance expansion projects, of which $50.0 million was repaid with proceeds from our $50.0 million Loan Agreement in July 2013.

•
During the nine months ended September 30, 2012, we borrowed $35.0 million under our $125.0 million Loan Agreement to finance expansion projects. In connection with our entry into the $125.0 million Loan Agreement, we paid an arrangement fee of $0.8 million to OT Finance during the nine months ended September 30, 2012.

•
During the nine months ended September 30, 2013, we paid $48.8 million of cash distributions to our limited partners and general partner, while during the nine months ended September 30, 2012, we paid $41.7 million of cash distributions to our limited partners and general partner.

Other Considerations

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2013 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$233,250	$2,500	$5,000	$47,000	$178,750
Interest payments (1)	88,364	10,826	21,112	19,308	37,118
Purchase commitments (2)	3,269	3,269	—	—	—
Capital expenditure obligations (3)	23,640	23,640	—	—	—
Total contractual cash obligations	$348,523	$40,235	$26,112	$66,308	$215,868
___________

(1)
Interest payments include amounts due on our currently outstanding notes payable to an affiliate, the $125.0 million Loan Agreement, the $50.0 million Loan Agreement and the Credit Agreement, and commitment fees due on our Credit Agreement. The interest amount calculated on the Credit Agreement is based on the assumption the amount outstanding and the interest rate charged both remain at their current levels.

(2)
We have short-term purchase obligations for products and services with third-party suppliers. Our estimated future payment obligations are based on the contractual price under each contract for products and services at September 30, 2013.

(3)
We have short-term payment obligations relating to capital projects we have initiated. These obligations represent unconditional payment obligations we have agreed to pay vendors for services rendered or products purchased and are included in accounts payable and accrued expenses on our condensed consolidated balance sheet as of September 30, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Related Party Transactions
For information regarding related party transactions, see Notes 2, 7 and 8 in the Notes to Unaudited Condensed Consolidated Financial Statements.

Overview of Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in our Annual Report. Certain of these accounting policies require the use of estimates. As more fully described therein, we consider the evaluation of long-lived assets for impairment and accruals for contingencies to be critical accounting policies and estimates. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial position, results of operations and cash flows. There have been no changes in our accounting policies during the third quarter of 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to the crude oil, refined petroleum products and LPG we handle and store, and therefore, we do not have direct exposure to risks associated with fluctuating commodity prices.

In addition, our terminal services agreements with our storage customers are generally indexed to inflation and contain fuel surcharge provisions designed to substantially mitigate our exposure to increases in fuel prices and the cost of other supplies used in our business.

At September 30, 2013, we had $42.0 million of outstanding borrowings under the Credit Agreement, bearing interest at variable rates. The weighted average interest rate incurred on the indebtedness as of September 30, 2013 was 2.18% per annum. A hypothetical 1% increase in the interest rate charged by OT Finance would have resulted in an estimated $0.1 million increase and a $0.3 million increase in interest expense for the three and nine months ended September 30, 2013, respectively. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any risk management contracts.

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

Changes in Internal Control Over Financial Reporting

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks set forth below and in Part 1, Item 1A. Risk Factors, of our Annual Report, which risks could materially affect our business, financial condition or future results. Other than as set forth below, there has been no material change in our risk factors from those described in our Annual Report. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

A decrease in the volume of LPG transported across our docks, or a decrease in the margin our LPG customer receives subject to our margin sharing arrangement, could negatively impact the throughput revenues we earn.

In March 2013, we announced the expansion of our relationship with our LPG customer and the construction of an additional dock to increase our ability to handle imports and exports of LPG and other products at our terminal on the Houston Ship Channel. Pursuant to this arrangement, we are entitled to participate in margin sharing with our customer on certain vessels loaded at our Houston facility. Initially, we only participate in margin sharing on specified vessels, but beginning in January 2014, we will participate in margin sharing on all customer vessels loaded at our Houston facility under the arrangement.

During the nine months ended September 30, 2013, our throughput revenues increased 170.0% as compared to the prior year period. A significant proportion of the increase was attributable to amounts we received under the LPG margin sharing arrangement. We do not have direct commodity exposure under the margin sharing arrangement, but throughput revenue we receive on qualifying vessels under this arrangement is determined based on: (i) the volumes of LPG transported across our docks and (ii) the margin our customer receives on those volumes.

The number and types of vessels scheduled for loading at our terminal, along with pricing to be received for LPG delivery, are determined exclusively by our customer and are beyond our control. In addition, during the term of the margin sharing arrangement, we agreed to an exclusivity provision for vessel-based LPG import and export services on the Houston Ship Channel, resulting in a concentration of our LPG import and export business with a single customer. If our customer decreases the volume of scheduled LPG exports at our Houston facility or the margin it receives declines, our throughput revenues received under the arrangement would be lower. Moreover, if global LPG supply and demand economics shift or if other LPG import and export facilities are constructed that compete with our facility, the volume of imports loaded at our Houston facility and the margin received by our customer on LPG exports at our Houston facility could decline. These factors could lead to lower realized throughput revenues than we have received in prior periods.

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

10.1
Second Amendment to the Services Agreement by and among Oiltanking Partners, L.P., OTLP GP, LLC, Oiltanking North America, LLC and Oiltanking Beaumont Specialty Products, LLC, dated August 5, 2013, effective as of July 1, 2013 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (File No. 001-35320) filed on August 7, 2013).

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		By:	OILTANKING PARTNERS, L.P. (Registrant)

		By:	OTLP GP, LLC, as General Partner

Date:	November 6, 2013	By:	/s/ Anne-Marie Ainsworth
Anne-Marie Ainsworth President and Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2013	By:	/s/ Jonathan Z. Ackerman
Jonathan Z. Ackerman Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Oiltanking Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-173199) filed on March 31, 2011).
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

10.1
Second Amendment to the Services Agreement by and among Oiltanking Partners, L.P., OTLP GP, LLC, Oiltanking North America, LLC and Oiltanking Beaumont Specialty Products, LLC, dated August 5, 2013, effective as of July 1, 2013 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (File No. 001-35320) filed on August 7, 2013).

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________

*	Filed herewith.

**	Furnished herewith.