Form 10-Q/A
period 2013-09-30
Oiltanking Partners, L.P.
filed 2013-11-18
CIK 1516007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 5, 2013, there were 19,449,901 common units and 19,449,901 subordinated units outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed with the Securities and Exchange Commission on November 7, 2013 (the “Original Filing”) is filed to disclose information in connection with Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Other than this additional compliance disclosure in “Part II. Item 5. Other Information” and the additional exhibits in “Part II. Item 6. Exhibits,” no part of the Original Filing is amended hereby, and this Amendment does not reflect events that occurred after the date of the Original Filing.

PART II. OTHER INFORMATION

Item 5. Other Information.

Under Section 13(r) of the Securities Exchange Act of 1934, as amended by the Iran Threat Reduction and Syria Human Rights Act of 2012, issuers are required to include certain disclosures in their periodic reports if they or any of their “affiliates” (as defined in Rule 12b-2 thereunder) have knowingly engaged in certain specified activities relating to Iran. Disclosure is required even where the activities are conducted outside the United States by non-U.S. affiliates in compliance with applicable law, and even if the activities are not covered or prohibited by U.S. law.

Oiltanking GmbH, the ultimate parent company of our general partner, maintains a joint venture interest in Oiltanking Odfjell GmbH, which in turn owns a joint venture interest in the Exir Chemical Terminal (“ECT”) in Iran. This interest results from an investment dating back to 2002. Oiltanking GmbH currently has the contractual right to vote for the appointment of one member of ECT’s three-member board. Oiltanking GmbH provides no goods, services, technology, information or support to ECT and plays no role in the management or day-to-day operations of ECT.

Among other activities, ECT transfers naptha originating in Iraq to Oman for a customer in the United Arab Emirates, and it does not import or handle any Iranian-origin products that are regulated under U.S., European Union or United Nations sanctions laws. ECT pays routine and standard charges (i) to the Petrochemical Special Economic Zone Organization (“Petzone”) for the use of pipelines and (ii) to Terminals and Tanks Petrochemical Co. (“TTPC”), which operates the berth. Petzone and TTPC are subsidiaries of the National Petrochemical Company, which is owned and controlled by the Government of Iran. As Oiltanking GmbH has no direct involvement in the day to day operations of ECT, we have no information regarding ECT’s intent to continue or not continue making the payments described above

Oiltanking GmbH maintains an internal compliance program to ensure compliance with all applicable sanctions regimes, including sanctions laws maintained by the United States, European Union and United Nations. Although the existence of the routine payments described above may be reportable under Section 13(r), Oiltanking GmbH has informed us that neither it, nor any of its subsidiaries or affiliates, has engaged in any conduct that would be sanctionable under any of these legal regimes.

Item 6. Exhibits

Item 6 of the Original Filing is amended by the addition of the following exhibits:

(a) INDEX OF EXHIBITS

Exhibit Number	Description

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	OILTANKING PARTNERS, L.P. (Registrant)

	By:	OTLP GP, LLC, as General Partner

Date: November 18, 2013	By:	/s/ Anne-Marie Ainsworth
Anne-Marie Ainsworth President and Chief Executive Officer (Principal Executive Officer)

Date: November 18, 2013	By:	/s/ Jonathan Z. Ackerman
Jonathan Z. Ackerman Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
**	Furnished herewith.

5