Form 10-K
period 2013-12-31
Oiltanking Partners, L.P.
filed 2014-02-25
CIK 1516007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☑
The aggregate market value of the common units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10% or more of the common units outstanding, for this purpose, as if they may be affiliates of the registrant) was approximately $580.5 million on June 28, 2013, based on a closing price of $50.80 per common unit as reported on the New York Stock Exchange on such date.
As of February 20, 2014, there were 22,049,901 common units and 19,449,901 subordinated units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K (this “Report”) includes “forward-looking statements.” All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical facts, are forward-looking statements. Such statements use forward-looking words such as “proposed,” “anticipate,” “project,” “potential,” “could,” “should,” “continue,” “estimate,” “expect,” “may,” “believe,” “will,” “plan,” “seek,” “outlook” and other similar expressions that are intended to identify forward-looking statements, although some forward-looking statements are expressed differently. These statements discuss future expectations and contain projections. Specific factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to: (i) adverse regional, national or international economic conditions, adverse capital market conditions or adverse political developments; (ii) changes in the marketplace for our products or services, such as increased competition, better energy efficiency, or general reductions in demand; (iii) changes in the long-term supply and demand of crude oil, refined petroleum products and liquefied petroleum gas (“LPG”) in the markets in which we operate, as well as the supply and demand economics relating to the products imported or exported across our docks; (iv) actions taken by our customers, competitors and third party operators; (v) nonpayment by our customers or nonperformance by our contractors; (vi) changes in the availability and cost of capital; (vii) unanticipated capital expenditures in connection with the construction, repair, or replacement of our assets; (viii) operating hazards, natural disasters, terrorism, weather-related delays, adverse weather conditions, including hurricanes, natural disasters, environmental releases, casualty losses and other matters beyond our control that interrupt our operations; (ix) the effects of existing and future laws and governmental regulations to which we are subject, including environmental regulations and tax regulations that permit the treatment of us as a partnership for federal income tax purposes; and (x) the effects of future litigation. These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other factors that could also have material adverse effects on future results include the known material risks and uncertainties under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and we cannot assure you that actual results or developments that we anticipate will be realized or, even if substantially realized, will have the expected consequences to or effect on us or our business or operations.

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

PART I

Item 1.    Business

Introduction

We are a publicly traded Delaware limited partnership. Our common units are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “OILT.” We were formed by Oiltanking Holding Americas, Inc. (“OTA”) in 2011 to engage in the independent terminaling, storage and transportation of crude oil, refined petroleum products and LPG. Through our wholly owned subsidiaries, Oiltanking Houston, L.P. (“OTH”) and Oiltanking Beaumont Partners, L.P. (“OTB”), we own and operate terminaling and storage assets located along the United States Gulf Coast on the Houston Ship Channel and in Beaumont, Texas. We report in one business segment. See “Item 8. Financial Statements and Supplementary Data” for revenues from external customers, measures of profit and total assets.

We provide services to major integrated oil companies, distributors, marketers and chemical and petrochemical companies, typically under long-term commercial agreements that include minimum volume commitments and inflation escalators. We do not take ownership of the crude oil, refined products or LPG that we terminal, store or transport nor do we engage in any marketing or trading of commodities.

Within the energy industry, midstream storage and terminaling services are the critical logistical link between oil and gas producers and the refining and petroleum sector. The diagram below illustrates the key position and function of independent terminaling and storage providers like us within the crude oil and refined products supply chain.

Crude Oil and Petroleum Products Supply Chain

At December 31, 2013, we had nearly 22 million barrels of total active storage capacity at our Houston and Beaumont terminals. These integrated facilities are strategically located and directly connected to 23 key refining, production and storage facilities along the Gulf Coast and the Cushing, Oklahoma storage interchange through dedicated and common carrier pipelines. In addition, our facilities provide our customers deep-water access and international distribution capabilities. Our Houston terminals serve as a regional hub for crude oil and other feedstocks for refineries and petrochemical facilities located in the Gulf Coast region and also serve as important export facilities for LPG, crude oil and other refined petroleum products. Our Beaumont terminal serves as a regional hub for refined petroleum products for refineries located in the Gulf Coast region.

Organizational Structure and History

The following chart depicts our simplified ownership structure as of December 31, 2013.

We completed our initial public offering (“IPO”) on July 19, 2011. In exchange for OTA and its affiliates contributing all of their equity interests in OTH and OTB to us, we issued limited partner interests to OTA and its affiliates. We also issued incentive distribution rights (“IDRs”) to our general partner. Prior to the completion of the IPO, OTH and OTB were wholly owned subsidiaries of OTA.

OTA owns and controls OILT’s general partner, OTLP GP, LLC. OTA is a wholly owned subsidiary of our German parent company, Oiltanking GmbH, one of the world’s leading independent storage providers for crude oil, refined petroleum products, liquid chemicals and gases. Oiltanking GmbH and its subsidiaries, other than OILT and its subsidiaries, are collectively referred to herein as the “Oiltanking Group.” As used in this document, the terms “we,” “us,” and “our” and similar terms refer to OILT and its subsidiaries, where applicable, unless the context indicates otherwise.

At December 31, 2013, we had outstanding (i) 22,049,901 common units and 19,449,901 subordinated units representing limited partner interests, (ii) a 2.0% general partner interest and (iii) IDRs. OTA and its affiliates own 7,949,901 common units and 19,449,901 subordinated units, representing 66.0% of all of our outstanding common and subordinated units (or a 64.7% limited partner interest), and other security holders hold 14,100,000 common units, representing the remaining 34.0% (or a 33.3% limited partner interest). The limited partners collectively hold a 98.0% limited partner interest in OILT, and the general partner holds a 2.0% general partner interest and all of OILT’s IDRs.

2013 and Recent Developments

Expansion Projects and Assets Placed Into Service
In November 2011, we announced approval of expansion projects of approximately $85.0 million to construct two new crude oil pipelines along the Houston Ship Channel and approximately 1.1 million barrels of new crude oil storage capacity at our Houston terminal. During the first quarter of 2012, the board of directors of our general partner approved an additional $11.0 million of spending to extend the pipeline to a third-party terminal in Houston. During January 2013, we placed this pipeline expansion project into service. In February 2013, we placed three new crude oil storage tanks with a total capacity of 825,000 barrels into service and in July 2013, we placed the final 275,000 barrel tank of the four-tank expansion project into service at our Houston terminal.

In Beaumont, during the first quarter of 2013, we placed into service two new refined products storage tanks with total capacity of 320,000 barrels.

Appelt Expansion Projects

In April 2012, we announced approval of our “Appelt I” expansion project, a $104.0 million project to construct approximately 3.2 million barrels of new crude oil storage capacity near our Houston terminal at our Appelt property. During 2013, as part of our Appelt I expansion, we placed into service nine new crude oil storage tanks with a total capacity of 2,970,000 barrels. In January 2014, we completed the Appelt I project by placing the remaining storage tank with a total capacity of 210,000 barrels into service.

In September 2012, we announced approval of our “Appelt II” expansion project, a $70.0 million project to construct approximately 3.3 million barrels of new crude oil storage capacity, adjacent to our ongoing Appelt I project. This additional storage capacity is expected to be placed into service during the third and fourth quarters of 2014.

In November 2013, we announced approval of expansion projects of approximately $101.0 million to construct approximately 3.5 million barrels of additional crude oil storage capacity near our Houston terminal at our Appelt property. One of these projects includes a new 390,000 barrel storage tank to be connected to the Appelt I and Appelt II manifolds that is expected to be completed by the end of 2014. The remaining additional storage capacity of approximately 3.1 million barrels consists of nine tanks to be constructed on 26 acres of land adjacent to our ongoing Appelt II expansion. The 3.1 million barrel project, which we refer to as “Appelt III,” would include a new manifold, and, upon completion, would bring total storage capacity at our Appelt property to approximately 10.0 million barrels. We anticipate commencing construction on Appelt III during the third quarter of 2014 when all relevant permits are in place. The new storage capacity at Appelt III is expected to be placed into service during the fourth quarter of 2015 and first quarter of 2016.

Pipeline Expansion Projects

In November 2013, we announced approval of expansion projects of approximately $98.0 million to construct two new crude oil pipelines connecting our Houston facility with Crossroads Junction, which is the termination point of the Houston lateral of TransCanada Corporation’s Gulf Coast Pipeline from Cushing and the origination point of Shell Pipeline’s Houston-to-Houma pipeline (the “HoHo Pipeline”). The expansion projects include a new 24-inch pipeline that will give our terminal customers direct access to the origination point of the HoHo Pipeline, which is expected to transport crude oil from the Houston area eastbound to refining centers in Texas and Louisiana. The expansion projects also include a new 36-inch pipeline that will give our terminal customers access to the termination point of TransCanada Corporation’s Gulf Coast Pipeline, which is expected to connect to the Keystone XL pipeline if approved and constructed. The 24-inch pipeline is expected to be completed by the end of 2014, and the 36-inch pipeline is expected to be completed by the end of the first quarter of 2015.

LPG Export Terminal Agreement and Dock Expansion Project

In March 2013, we announced an expansion of our relationship with Enterprise Products Partners L.P. (“Enterprise”) and plans to increase our ability to import and export LPG at our terminal on the Houston Ship Channel. In connection with the agreement with Enterprise, we announced a $44.0 million expansion project to construct a new vessel dock and add infrastructure to existing docks. The dock expansion project is expected to be completed by the end of 2014. Pursuant to this agreement with Enterprise, we were initially entitled to participate in margin sharing with Enterprise on only a portion of the customer vessels loaded at our Houston facility; however, in July 2013, we triggered a contractual provision that entitled us to participate in margin sharing on all customer vessels loaded at our Houston facility after January 2014. We also agreed to provide vessel-based LPG import and export services on the Houston Ship Channel exclusively to Enterprise, and Enterprise agreed to use our facility on an exclusive basis for its vessel-based imports and exports of LPG on the Houston Ship Channel.

In January 2014, we announced a further expansion of our terminal service agreement with Enterprise to handle increased volumes of LPG exports at our Houston terminal. Under the amended agreement, the primary contract term was extended to 50 years from the February 1, 2014 effective date, and the exclusivity provisions relating to the Houston Ship Channel in the prior agreement were expanded to cover all of the U.S. Gulf Coast. The throughput rates and margin sharing provisions in the amended agreement remain unchanged from the prior terminal service agreement.

Loan Agreement

On June 26, 2013, OTH entered into a $50.0 million unsecured loan agreement (the “$50.0 million Loan Agreement”) with Oiltanking Finance B.V. (“OT Finance”) with a maturity date of June 30, 2023. In July 2013, OTH borrowed $50.0 million under this loan agreement, and the proceeds were used to repay outstanding balances under the revolving line of credit agreement with OT Finance (as amended, the “Credit Agreement”). At December 31, 2013, OTH had $50.0 million of outstanding borrowings under this loan agreement at a fixed interest rate of 5.435% per annum. See Note 8 in the Notes to Consolidated Financial Statements for further information.

Equity Issuance

On November 22, 2013, we completed a public offering of 2,600,000 common units at a price to the public of $61.65 per unit. The proceeds from the offering, net of underwriting discounts and other offering expenses, totaled approximately $154.3 million. In connection with the offering, our general partner contributed an additional $3.3 million to us to maintain its 2.0% general partner interest in us. See Note 9 in the Notes to Consolidated Financial Statements for further information.

Services Agreement Fee Adjustment

In August 2013, the Conflicts Committee of the board of directors of our general partner approved a requested increase to the fixed fee charged to us under the services agreement with Oiltanking North America, LLC, a subsidiary of OTA, and our general partner (the “Services Agreement”) from $15.1 million to $18.8 million on an annualized basis to reflect higher selling, general and administrative expenses associated with expansion projects placed in service in 2013. The fee increase was effective as of July 1, 2013. See Note 3 in the Notes to Consolidated Financial Statements for further information.

Management Changes

On July 1, 2013, Jonathan Z. Ackerman was appointed by the board of directors of our general partner to serve as Vice President and Chief Financial Officer of our general partner. Kenneth F. Owen, the previous Vice President and Chief Financial Officer, was named Terminal Manager of our expanding Houston complex and has been responsible for managing our Houston facilities since September 1, 2013.

Board of Directors Changes

On February 18, 2014, we announced that Carlin G. Conner, director and Chairman of the Board of our general partner notified us of his intention to resign. Mr. Conner’s resignation was given in connection with his notice to Oiltanking GmbH and its parent company, Marquard & Bahls A.G., of his intention to resign as Managing Director of Oiltanking GmbH and Executive Board member of Marquard & Bahls. We expect that Mr. Conner will continue in his current roles until a successor is appointed. Mr. Conner is resigning to relocate back to the United States from Hamburg, Germany, and his resignation is not related to any disagreement with our directors or management or regarding any matter relating to our operations, policies or practices.

Separately, Randall J. Larson resigned as a member of the board of directors of our general partner on February 19, 2014. Prior to his resignation, Mr. Larson served as the Chairman of the Audit Committee and as a member of the Conflicts Committee of our general partner. Mr. Larson’s departure is not related to any disagreement with our directors or management or regarding any matter relating to our operations, policies or practices. Thomas M. Hart III was appointed to fill the vacancy on the board of directors created by Mr. Larson’s departure and D. Mark Leland was appointed to serve as the Chairman of the Audit Committee, in each case effective as of February 19, 2014.

Assets and Areas of Operations

Our terminal assets are strategically located along the United States Gulf Coast on the Houston Ship Channel and in Beaumont, Texas. Our facilities provide customers interconnectivity to major ports, refineries, trading hubs and end users. Certain of our facilities were designed and constructed specifically for our customers’ needs. The location and reliability of our assets, combined with our operating expertise, make us an important part of many of our customers’ supply chains.

Refiners and chemical companies typically use our terminals because their facilities may not have adequate storage capacity and sufficient dock infrastructure or do not meet specialized handling requirements for a particular product. We also provide storage services to producers, marketers and traders that require access to large amounts of strategically located storage capacity. Our geographic location, efficient and well-maintained storage assets, deep-water access and extensive distribution interconnectivity give us the flexibility to meet the evolving demands of our existing customers as well as those of prospective customers seeking terminaling and storage services along the Gulf Coast.

We believe that we are well positioned to expand our existing operations in the Gulf Coast region due to the strategic location of our assets, our deep-water access and our integrated distribution network. In addition, there are significant barriers to entry for potential competitors, including the high costs of developing infrastructure and interconnects to other facilities, the length of time and risk involved in permitting and developing new projects, the limited waterfront real estate with sufficient attributes to allow for deep-water terminaling and the specialized expertise required to acquire, operate and develop storage facilities.

Our primary assets are our facilities and related infrastructure at our Houston and Beaumont terminals. A summary of the capacity and contract profile of these assets as of December 31, 2013 is set forth below:

Location	Active Storage Capacity (shell mmbbls)	Expansion Capacity (shell mmbbls)		No. of Active Tanks	% of Active Storage Capacity under Contract	Weighted- Average Remaining Contract Term (years) (1)	Composition of Contracted Storage Capacity	Supply Modes	Delivery Modes

Houston	16.2	8.0	(2)	76	99.4%	7.9	78% crude oil, 16% heavy petrochemical feedstocks, 4% refined petroleum products, 2% fuel oil	Vessel, Barge, Pipeline, Railcars, Tank Trucks	Vessel, Barge, Pipeline, Railcars, Tank Trucks
Beaumont	5.5	5.1	(3)	66	98.2%	3.9	99% refined petroleum products, 1% fuel oil	Vessel, Barge, Pipeline	Vessel, Barge, Pipeline
Total	21.7	13.1		142	98.8%	7.1
___________

(1)
Weighted-average remaining contract term is computed on the basis of revenues earned on all customer contracts for the year ended December 31, 2013. The weighted-average remaining contract term computed on the basis of revenues earned solely on storage contracts for the year ended December 31, 2013, would be 4.0 years for each of Houston, Beaumont and in total for all of our facilities.

(2)
Includes 7.0 million barrels of announced storage capacity expansion in the permitting process and/or construction as of December 31, 2013, of which 210,000 barrels of this capacity was placed into service in January 2014.

(3)
Represents additional storage capacity that could be constructed at our Beaumont terminal. Amount does not include more than 20.0 million barrels of additional storage capacity which we have sufficient acreage to construct on the remote side of our terminal complex with pipeline connections to our waterfront.

Houston Facility

We operate one of the largest third-party crude oil and refined petroleum products terminaling facilities on the Houston Ship Channel. Our Houston facility includes our Houston terminal and our Appelt terminal. Our Houston facility is also the site of one of the world’s largest LPG marine export terminals.

Our Houston facility has an aggregate active storage capacity of approximately 16.2 million barrels and provides integrated terminaling services to major integrated oil companies, marketers, distributors and chemical companies. This active storage capacity does not include 7.0 million barrels of storage capacity that we are in the process of completing for customers, of which 210,000 barrels were placed into service in January 2014. Of the remaining 6.8 million barrels, 3.3 million barrels under construction (Appelt II) are expected to be placed into service in the third and fourth quarters of 2014, 400,000 barrels are expected to be placed into service by the end of 2014, and 3.1 million barrels to be constructed (Appelt III) are expected to be placed into service during the fourth quarter of 2015 and first quarter of 2016.

The principal products handled at our Houston facility are crude oil, the inputs for chemical production (such as naphtha and condensate), which are referred to as chemical feedstocks, LPG and refined petroleum products, such as gasoline and distillates. Crude oil accounts for approximately 78% of our active storage capacity.
Our storage and distribution network is highly integrated with the greater Houston petrochemical and refining complex. The facility handles products through a number of transportation modes, including proprietary pipelines or pipelines interconnected to local refineries and production facilities, including Houston Refining LP’s refinery in

Houston, Texas, Pasadena Refining System Inc.’s refinery in Pasadena, Texas, ExxonMobil Corporation’s refinery in Baytown, Texas, Marathon Petroleum Corporation’s refinery in Texas City, Texas, Valero Energy Corporation’s refinery in Houston, Texas, and Shell Deer Park Refining Company’s refinery in Deer Park, Texas. The pipeline expansion projects discussed above would further expand our extensive pipeline network and distribution capabilities.

We believe our Houston facility is well positioned to take advantage of changing crude oil logistics in the Gulf Coast as a result of announced pipeline construction projects and waterborne and rail movements that, in the aggregate, could transport as much as four million barrels of oil per day into and throughout the Gulf Coast region if completed as planned over the next few years. To capitalize on these expected new sources of crude oil supply, during 2012, we purchased approximately 122 acres of land, which we refer to as our Appelt property, and various rights-of-way necessary to construct additional crude storage capacity on property to be connected to our Houston facility and to expand our connectivity to other storage and transportation hubs in the Houston market. Since 2012, we have announced expansion projects at our Appelt property totaling approximately 10.0 million barrels of storage capacity, of which approximately 3.2 million barrels has been placed into service.

At December 31, 2013, we had firm contracts for approximately 99.4% of our 16.2 million barrels of storage capacity at our Houston facility. The weighted-average remaining contract term for our Houston facility contracts is approximately 7.9 years.

Our Houston facility has extensive waterfront access, consisting of six deep-water ship docks and two barge docks. We can accommodate vessels with up to a 45 foot draft, including Suezmax tankers, which are the largest tankers that can navigate the Houston Ship Channel. We believe that our location on the Houston Ship Channel to the east of the Beltway 8 Bridge enables us to handle larger vessels than our competitors who are located to the west of the Beltway 8 Bridge because our waterfront has fewer draft and beam restrictions.

The size and structure of our waterfront at the Houston facility allows us not only to receive and unload products for our storage customers, but also to receive throughput fees from customers for the use of our docks. We provide vessel-based LPG terminaling services to Enterprise, which has constructed its LPG marine export terminal at our Houston terminal. Enterprise has announced its intention to expand this facility’s capacity of 7.5 million barrels per month of low-ethane propane and/or butane to more than 16 million barrels per month by the end of 2015.

Our real property at our Houston facility consists of approximately 386 acres, all of which we own in fee. In addition, we own approximately 24 acres at the Crossroads Interchange approximately six miles from our Houston facility.

Beaumont Terminal

Our Beaumont terminal, located on the Neches River, serves as a regional strategic and trading hub for refined petroleum products for refineries located in the Gulf Coast region. Our facility has an aggregate active storage capacity of approximately 5.5 million barrels and provides integrated terminaling services to major integrated oil companies, distributors, marketers and chemical and petrochemical companies. The principal products handled at our Beaumont terminal complex are refined petroleum products, which accounted for approximately 99% of our active storage utilization as of December 31, 2013.

Our storage and distribution network is highly integrated with the Beaumont/Port Arthur petrochemical and refining complex, and provides our customers with additional services, such as mixing, blending, heating and marine vapor recovery. Our Beaumont facility handles products through a number of transportation modes, including third-party pipelines interconnected to local refineries and production facilities, our dedicated pipeline system to Huntsman’s chemical production facility in Port Neches, and third-party crude and refined petroleum products tankers and barges arriving at our deep-water docks.

Our waterfront capabilities currently consist of two deep-water ship docks that can accommodate vessels with drafts of up to 40 feet, and two barge docks that can accommodate vessels with drafts of up to 12 feet. We also own waterfront acreage adjacent to our terminal sufficient to accommodate two additional deep-water docks. The additional waterfront acreage, if developed, would approximately double our current deep-water dock capacity.

At December 31, 2013, we had firm contracts for approximately 98.2% of our 5.5 million barrels of storage capacity at our Beaumont terminal. The weighted-average remaining contract term for our Beaumont terminal contracts is approximately 3.9 years.

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

Our Operations

We provide integrated terminaling, storage, pipeline and related services for third-party companies engaged in the production, distribution and marketing of crude oil, refined petroleum products and LPG. We generate our revenues exclusively through the provision of services to our customers. We do not take ownership of the crude oil, refined products or LPG that we terminal, store or transport nor do we engage in any marketing or trading of commodities. The types of fees we charge are:

•
Storage Services Fees.  For the year ended December 31, 2013, we generated approximately 57% of our revenues from fixed monthly fees for storage services, which our customers pay to reserve storage space in our tanks and for our commitment to receive an agreed volume of product volume, or throughput, on their behalf. These fees are owed to us regardless of the actual storage capacity utilized by our customers or the amount of product throughput.

•
Throughput Fees.  For the year ended December 31, 2013, we generated approximately 38% of our revenues from throughput fees. Our non-storage customers pay us throughput fees to receive or deliver volumes of products on their behalf to designated pipelines, third-party storage facilities or waterborne vessels or barges. In addition, our storage customers pay us throughput fees when we handle product volumes in excess of agreed volumes negotiated in connection with storage services. Throughput fees are also earned in connection with the volume of products loaded or unloaded across our docks, and may be in the form of a fixed throughput fee rate or based upon the margins earned by the customer. The revenues we generate from throughput fees vary based upon the volumes of products received at or delivered from our terminals and, with respect to some throughput services, the margins realized by our customers.

•
Ancillary Services Fees.  For the year ended December 31, 2013, we generated approximately 5% of our revenues from fees associated with ancillary services, such as heating, mixing and blending products stored in our tanks, transferring products between tanks, marine vapor recovery and other miscellaneous income. The revenues we generate from ancillary services fees vary based upon the activity levels of our customers.

Customers and Competition

Customers

We provide storage and terminaling services to major integrated oil companies, refiners, marketers, distributors and chemical and petrochemical companies. We typically enter into long-term customer contracts that include minimum volume commitments and inflation escalators. Our customers generally have strong credit profiles and most of our customers have investment grade credit ratings.

Because we are an independent terminal operator, we have a diversified customer base. As of December 31, 2013, our Houston facility had terminal services agreements with 16 customers and our Beaumont terminal had terminal services agreements with 14 customers. The following table presents percentages of revenues associated with our significant customers for the periods indicated:

	Year Ended December 31,
	2013	2012	2011

Enterprise Products Partners L.P.	29%	13%	12%
ExxonMobil Corporation	9%	11%	12%
LyondellBasell Industries, N.V.	9%	12%	13%
BP p.l.c.	8%	16%	15%
Royal Dutch Shell plc	7%	9%	11%
Total percentage of revenues associated with significant customers	62%	61%	63%

No other customer accounted for more than 10% of our revenues during the years ended December 31, 2013, 2012 and 2011.

Competition

Independent terminal operators generally compete on the basis of the location and versatility of facilities, service and price. A favorably located terminal will have access to various cost-effective transportation modes, both to and from the terminal. Transportation modes typically include waterways, railroads, roadways and pipelines. A terminal operator’s ability to obtain attractive pricing is often dependent on the quality, versatility and reputation of the facilities owned by the operator.

We face significant competition from a variety of international, national and regional energy companies, including large, diversified midstream partnerships, global terminal operators and large multi-national energy companies of varying sizes, financial resources and experience. We believe that we are favorably positioned to compete in the industry due to the strategic location of our terminals in the Gulf Coast, their integration with area refineries, our reputation, our efficiency in docking vessels on our waterfront, the prices we charge for our services and the connectivity, quality and versatility of our services.

The competitiveness of our service offerings could be significantly impacted by the entry of new competitors into the markets served by our Houston and Beaumont facilities. We believe, however, that significant barriers to entry exist in the crude oil and refined products terminaling and storage business, particularly for marine terminals and distribution assets. These barriers include significant costs and execution risk, a lengthy permitting and development cycle, financing challenges, shortage of personnel with the requisite expertise and the finite number of sites suitable for development.

Seasonality

The crude oil, refined petroleum products and LPG throughput in our terminals is directly affected by the level of supply and demand for crude oil, refined petroleum products and LPG in the markets served directly or indirectly by our assets, which can fluctuate seasonally, particularly due to seasonal shutdowns of refineries during the spring months. Because a significant percentage of our cash flow is derived from fixed storage services fees under multi-year contracts, our revenues are generally not substantially seasonal in nature, nor are they typically affected by weather and price volatility.

Employees

We are managed and operated by the officers of our general partner and do not have any direct employees. All of the employees that conduct our business pursuant to the Services Agreement are employed by a wholly owned subsidiary of OTA. As of December 31, 2013, OTA had approximately 220 employees providing services to us.

We compensate OTA for providing those employee services pursuant to the Services Agreement. None of OTA’s employees are a party to collective bargaining agreements, and we have never experienced any work stoppages or other significant labor problems.

Capital Expenditures

We make capital expenditures in order to maintain and enhance the safety and integrity of our terminals, pipelines, storage facilities and related assets, to expand the reach or capacity of those assets, to improve the efficiency of our operations and to pursue new business opportunities. Maintenance capital expenditures are those capital expenditures required to maintain our long-term operating capacity. Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity over the long term. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

During 2013, we spent approximately $180.7 million for capital expenditures, of which $3.1 million related to maintenance capital projects and $177.6 million related to expansion projects. During 2013, we continued construction of new storage capacity at our Houston area terminals and associated crude oil pipeline infrastructure investments.

During 2014, we expect to spend approximately $230.0 million to $250.0 million for capital expenditures, of which approximately $8.5 million is expected to relate to maintenance capital expenditures and approximately $10.0 million to $15.0 million is expected to relate to upgrades and improvements to our existing infrastructure to increase throughput capacity and increase our ability to provide fee-based services, such as heating and blending. A majority of the expansion capital expenditures projected for 2014 of approximately $190.7 million relates to storage capacity projects at our Houston area terminals (Appelt II and Appelt III), the LPG dock expansion project and the pipeline expansion projects.

Environmental and Occupational Safety and Health Matters

General

Our operations are subject to stringent federal, state and local laws and regulations governing the release of materials into the environment, health and safety aspects of our operations, and otherwise relating to the protection of the environment. Compliance with these laws and regulations may require the acquisition of permits to conduct regulated activities; restrict the type, quantities and concentration of wastes or other pollutants that may be emitted, discharged or disposed into or onto to the land, air and water; apply specific health and safety criteria addressing worker protection; and impose liabilities for pollution from operations. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions that may limit or prohibit some or all of our operations. As with the industry generally, compliance with existing and anticipated arising environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, operate and upgrade equipment and facilities. We believe our facilities are in substantial compliance with applicable environmental laws and regulations, but these requirements are subject to frequent change by regulatory authorities, and continued or future compliance with such laws and regulations may require us to incur significant expenditures.

The following is a discussion of the significant environmental and occupational safety and health laws and regulations affecting our operations.

Hazardous Substances and Wastes

The federal Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”), also known as Superfund, and comparable state laws impose liability, without regard to fault or to the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include current and prior owners or operators of the site where the release occurred and companies that disposed of, or arranged for the disposal of, the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several, strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In the course of our ordinary operations, we generate waste that falls within CERCLA’s definition of a “hazardous substance.”

We also generate hazardous and non-hazardous solid wastes, which are subject to the requirements of the federal Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes. We are not currently required to comply with a substantial portion of the RCRA requirements relating to hazardous wastes because our operations generate minimal quantities of hazardous wastes. However, much of our generated wastes remain subject to non-hazardous solid waste requirements and it is possible that some wastes generated by us that are currently classified as non-hazardous may in the future be designated as hazardous wastes, resulting in those wastes becoming subject to more rigorous and costly storage, treatment, transportation and disposal requirements than are non-hazardous wastes.

We currently own and lease properties where hydrocarbon products and other materials are being or have been handled for many years. Although we have utilized operating and waste management practices that have always been the then-current commonly accepted industry standards, certain materials may have been spilled or released on or under properties that we owned or leased. In addition, certain materials were removed from our locations and taken to properties owned and operated by third parties not under our control, for disposal, recycling, and/or reclaiming. Any materials that have been spilled or released to the environment, or removed for disposal, recycling, and/or reclamation, may be subject to CERCLA, RCRA, and other federal laws and requirements under applicable state laws. Under these federal and state laws, we could be required to perform a variety of remedial actions, including those related to elevated contaminant levels found in soil, groundwater, and/or surface water to the extent we are not indemnified for such matters.

Air Emissions

Our operations are subject to the federal Clean Air Act, as amended, and comparable state and local statutes. These laws and regulations govern emissions of air pollutants from various industrial sources and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to result in the emission of new air pollutants or increased existing air pollutants, obtain and comply with air permits containing various emissions and operational limitations, and use specific emission control technologies to limit emissions of pollutants. Although we may be required to incur certain capital expenditures in the future in connection with obtaining and maintaining operating permits and approvals for air emissions, we do not believe that our operations will be materially adversely affected by such requirements, and the requirements are not expected to be any more burdensome to us than to any other similarly situated companies.

Climate Change

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are contributing to the warming of the earth’s atmosphere and other climate changes, the EPA has adopted regulations under existing provisions of the federal Clean Air Act including requirements that may trigger construction and operating permit review for GHG emissions from certain large stationary sources. We may be required to install “best available control technology” to limit future emissions of GHGs from any new or significantly modified facilities that we may seek to construct in the future if they emit large volumes of GHGs, but we do not expect that they will have a material adverse effect on the cost of our operations. The EPA has also adopted rules requiring the annual monitoring and reporting of GHG emissions from certain sources in the United States, including, among others, onshore oil and natural gas production, processing, transmission, storage and distribution facilities. In addition, Congress has from time to time considered legislation to reduce emissions of GHGs, and a number of states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap-and-trade programs. Moreover, if Congress undertakes comprehensive tax reform, it is possible that such reform may include a carbon tax. The adoption of any legislation or regulations that requires reporting of GHGs, imposes a carbon tax, or otherwise limits emissions of GHGs from our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for oil and natural gas that is produced, which could decrease demand for our storage services. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations.

Water

The Federal Water Pollution Control Act, as amended, also known as the Clean Water Act, and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil, into federal and state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Any unpermitted discharge of pollutants could result in substantial liabilities, including penalties and significant remedial obligations. Our operations are adjacent to waterways. The transportation of crude oil and refined products over water involves risk and subjects us to the provisions of the Oil Pollution Act, as amended, and related state requirements, which subject owners of covered facilities to strict, joint, and potentially unlimited liability for removal costs and other consequences of an oil spill where the spill is into navigable waters, along shorelines or in the exclusive economic zone of the United States. Spill prevention control and countermeasure requirements under applicable laws and regulations mandate containment to mitigate or prevent contamination of navigable waters in the event of an oil overflow, rupture or leak. For example, the Clean Water Act requires us to maintain spill prevention control and countermeasure plans at our facilities. In addition, these legal requirements direct most oil transport and storage companies to maintain various oil spill prevention and oil spill contingency plans. We maintain such plans, and where required have submitted amended plans and received federal and state approvals necessary to substantially comply with these applicable requirements. We have trained employees at our Houston and Beaumont facilities who serve as company emergency responders and also contract with various spill-response specialists to ensure appropriate expertise and spill-response resources are available for any contingency, including spills of oil or refined products, from our facilities.

Response equipment maintained at each facility is inventoried in the Facility Response Plan found at each facility. This equipment is handled by employees trained as company emergency responders at each of our facilities. These employees receive annual refresher emergency responder training as well as annual and other periodic drills and training to ensure that they are able to mitigate spills or other releases, and control site response activities, either on their own or, if necessary, until various third-party spill-response specialists whom we engage are able to respond.

Supporting our company emergency responders, as necessary, are various third-party spill-response specialists with whom we contract so that we may ensure appropriate expertise is available for any contingency at our facilities, including spills of oil or refined products. Our primary third-party spill-response specialist is Garner Environmental Services, Inc., which has extensive experience in the clean-up of hydrocarbons resulting from spills, blow-outs and natural disasters and is fully certified as an Oil Spill Removal Organization by the U.S. Coast Guard. Garner has offices near our facilities and maintains a large inventory of emergency response equipment near our facilities. Garner’s emergency response capabilities are bolstered by arrangements that it has entered into with other emergency response entities to provide additional trained responders in the event of multiple spills or other situations where a large deployment of emergency responders is necessary. We also maintain relationships and service agreements with multiple other emergency response providers.

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

Hazardous Materials Transportation Requirements

Our crude oil, refined petroleum product and LPG pipelines are subject to regulation by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) of the U.S. Department of Transportation, under the Hazardous Liquids Pipeline Safety Act of 1979, as amended, and comparable state statutes relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Pursuant to these acts, PHMSA has promulgated regulations governing pipeline wall thickness, design pressures, maximum operating pressures, pipeline patrols and leak surveys, minimum depth requirements, and emergency procedures, as well as other matters intended to ensure adequate protection for the public and to prevent accidents and failures. Additionally, through amendment of the HLPSA by the Pipeline Safety Improvement Act of 2002 and the Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006, PHMSA has established a series of rules requiring pipeline operators to develop and implement integrity management programs for hazardous liquids and gas transportation pipelines that, in the event of a pipeline leak or rupture, could affect “high consequence areas,” which are areas where a release could have the most significant adverse consequences, including high population areas, certain drinking water sources and unusually sensitive ecological areas. Moreover, the PHMSA has adopted regulations requiring operators to maintain comprehensive spill response plans, including extensive spill response training for pipeline personnel. We believe our operations are in substantial compliance with these laws and regulations.

Most recently, the hazardous liquid and gas transportation pipeline safety laws were amended on January 3, 2012, when President Obama signed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Pipeline Safety Act”), which act requires increased safety measures for hazardous liquids and gas transportation pipelines. Among other things, the 2011 Pipeline Safety Act directs the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, testing to confirm that the material strength of certain pipelines is above 30% of specified minimum yield strength, and operator verification of records confirming the maximum allowable pressure of certain intrastate gas transmission pipelines. The 2011 Pipeline Safety Act also increases the maximum penalty for violation of pipeline safety regulations from $100,000 to $200,000 per violation per day of violation and also from $1.0 million to $2.0 million for a related series of violations. The safety enhancement requirements and other provisions of the 2011 Pipeline Safety Act as well as any implementation of PHMSA rules thereunder or any issuance or reinterpretation of PHMSA guidance with respect thereto could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could be significant and have a material adverse effect on our results of operations or financial position.

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

Title to Properties and Rights-of-Way

Our real property falls into two categories: (i) parcels that we own in fee and (ii) parcels in which our interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities, permitting the use of such land for our operations. A portion of the land on which our pipelines and facilities are located is owned by us in fee title, and we believe that we have satisfactory title to these lands. The remainder of the land on which our pipelines and facilities are located is held by us pursuant to surface leases between us, as lessee, and the fee owner of the lands, as lessors. We believe that we have satisfactory leasehold estates or fee ownership to such lands. We have no knowledge of any challenge to the underlying fee title of any material lease, easement, right-of-way, permit or license held by us or to our title to any material lease, easement, right-of-way, permit or license, and we believe that we have satisfactory title to all of our material leases, easements, rights-of-way, permits and licenses.

Safety and Maintenance

We perform preventive and normal maintenance on all of our storage tanks, terminals and pipeline systems and make repairs and replacements when necessary or appropriate. We also conduct routine and required inspections of those assets in accordance with applicable regulations. At our terminals, the tanks designed for storage of products with a vapor pressure of 0.5 pound-force per square inch absolute, or greater, are equipped with Internal Floating Roofs to minimize regulated emissions and prevent potentially flammable vapor accumulation.

Our terminal facilities have response plans, spill prevention and control plans, and other programs in place to respond to emergencies. Our truck and rail loading racks are protected with firefighting systems. We continually strive to maintain compliance with applicable air, solid waste and wastewater regulations.

On our pipelines, we use external coatings and impressed current cathodic protection systems to protect against external corrosion. We conduct all cathodic protection work in accordance with National Association of Corrosion Engineers standards. We continually monitor, test and record the effectiveness of these corrosion inhibiting systems. We also monitor the structural integrity of selected segments of our pipelines through a program of periodic internal assessments using high resolution internal inspection tools, as well as hydrostatic testing that conforms to federal standards. We accompany these assessments with a review of the data and mitigate or repair anomalies, as required, to ensure the integrity of our pipelines. We have initiated a risk-based approach to prioritizing the pipeline segments for future integrity assessments to ensure that the highest risk segments receive the highest priority for scheduling internal inspections or pressure tests for integrity.

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

Our insurance does not cover every potential risk associated with operating our storage facilities, pipeline systems and related facilities, including the potential loss of significant revenues. We believe we are adequately insured for liability and property damage to others with respect to our operations. With respect to all of our coverage, we may not be able to maintain adequate insurance in the future at rates we consider reasonable.

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

Disclosure Under Section 13(r) of the Exchange Act

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

Among other activities, ECT transfers naptha originating in Iraq to Oman for a customer in the United Arab Emirates. ECT does not import or handle any Iranian-origin products that are regulated under U.S., European Union or United Nations sanctions laws. ECT pays routine and standard charges (i) to the Petrochemical Special Economic Zone Organization (“Petzone”) for the use of pipelines and (ii) to Terminals and Tanks Petrochemical Co. (“TTPC”), which operates the berth. Petzone and TTPC are subsidiaries of the National Petrochemical Company, which is owned and controlled by the Government of Iran. As Oiltanking GmbH has no direct involvement in the day-to-day operations of ECT, we have no information regarding ECT’s intent to continue or not continue making the payments described above.

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

Risks Inherent in Our Business

We may not have sufficient cash from operations following the establishment of cash reserves and payment of costs and expenses, including cost reimbursements to our general partner, to enable us to continue to pay distributions to our unitholders at the current rate or the minimum quarterly distribution.

We may not have sufficient cash each quarter to continue to pay distributions at the current rate or the minimum quarterly distribution. The amount of cash we can distribute on our common and subordinated units principally depends upon the amount of cash we generate from our operations, which fluctuates from quarter to quarter based on, among other things:

•	the volumes of crude oil, refined petroleum products and LPG we handle;

•	the storage, throughput and ancillary fees (including margin sharing) with respect to volumes that we handle;

•
damage to pipelines, facilities, related equipment and surrounding properties caused by hurricanes, earthquakes, floods, fires, severe weather, explosions and other natural disasters or acts of terrorism;

•	inadvertent damage to pipelines from construction or damage to docks from collision with vessels;

•	leaks or other accidental releases of products or other materials into the environment, whether as a result of human error or otherwise;

•	planned or unplanned shutdowns of the refineries and chemical production facilities owned by our customers;

•	prevailing economic and market conditions;

•	difficulties in collecting our receivables because of credit or financial problems of our customers;

•	the effects of new or expanded environmental and occupational health and safety regulations;

•	compliance with governmental regulations, including changes in governmental regulation of the industries in which we operate;

•	changes in tax laws;

•	weather conditions; and

•	force majeure events.

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

We are dependent upon the uninterrupted operations of certain facilities owned or operated by our customers, such as the refineries and chemical production facilities we serve. Any significant interruption at these facilities or inability to transport products to or from these facilities or to or from our customers for any reason would adversely affect our results of operations, cash flow and ability to make distributions to our unitholders. Operations at our facilities and at the facilities owned or operated by our suppliers and customers could be partially or completely shut down, temporarily or permanently, as the result of any number of circumstances that are not within our control, such as:

•	failure to acquire or maintain necessary governmental permits or other approvals;

•	catastrophic events, including fires, explosive incidents and hurricanes;

•	environmental remediation;

•	labor difficulties;

•	disruptions in the supply of products to or from our facilities; and

•	terrorist attacks and acts of sabotage targeting oil and gas production facilities, refineries, processing plants, terminals and other infrastructure facilities.

Our terminal services agreements with many of our key customers provide that, if any of a number of events occur, including certain of those events described above, which we refer to as events of force majeure, and the event significantly delays or renders performance impossible with respect to a facility, usually for a specified minimum period of days, our customers’ obligations would be temporarily suspended with respect to that facility. In that case, a significant customer’s fixed storage services fees may be reduced or suspended, even if we are contractually restricted from recontracting out the storage space in question during such force majeure period, or the contract may be subject to termination. There can be no assurance that we are adequately insured against such risks. As a result, our revenue and results of operations could be materially adversely affected.

Our financial results depend on the demand for the crude oil, refined petroleum products and LPG that we transport, store and distribute, among other factors.

Any sustained decrease in demand for crude oil, refined petroleum products and LPG in the markets served by our terminals could result in a significant reduction in storage or throughput levels at our terminals, which would reduce our cash flow and our ability to make distributions to our unitholders. Our financial results may also be affected by uncertain or changing economic conditions within certain regions. If economic and market conditions are uncertain or adverse conditions occur, we may experience material impacts on our business, financial condition and results of operations.

Other factors that could lead to a decrease in market demand include:

•	the impact of weather on demand for oil;

•	the level of domestic oil and gas production, both on a stand-alone basis and as compared to the level of foreign oil and gas production;

•	higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline;

•	an increase in automotive engine fuel economy, whether as a result of a shift by consumers to more fuel-efficient vehicles or technological advances by manufacturers;

•	the increased use of alternative fuel sources, such as ethanol, biodiesel, solar and fuel cells and the increased use of electric and battery-powered engines; and

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

Any decrease in supply and marketing activities may result in reduced throughput volumes at our terminals, which would adversely affect our financial condition and results of operations.

A decrease in the volume of LPG transported across our docks, or a decrease in the margin our LPG customer receives subject to our margin sharing arrangement, could negatively impact the throughput revenues we earn.

In March 2013, we announced the expansion of our relationship with Enterprise and the construction of an additional dock to increase our ability to handle imports and exports of LPG and other products at our facility on the Houston Ship Channel. Pursuant to this arrangement, we participate in margin sharing with Enterprise on vessels loaded at our Houston facility. Initially, we only participated in margin sharing on specified vessels, but beginning in January 2014, we began participating in margin sharing on all customer vessels loaded at our Houston facility under the arrangement. In January 2014, we announced a further expansion of our terminal service agreement with Enterprise, which, among other things, increased the dock capacity we made available to Enterprise and extended the term of the agreement to 50 years.

During the year ended December 31, 2013, our throughput revenues increased 173.8% as compared to the prior year. A significant proportion of the increase was attributable to amounts we received under the LPG margin sharing arrangement. We do not have direct commodity exposure under the margin sharing arrangement, but throughput revenue we receive on qualifying vessels under this arrangement is determined based on: (i) the volumes of LPG transported across our docks and (ii) the margin Enterprise receives on those volumes.

The number and types of vessels scheduled for loading at our facility, along with pricing to be received for LPG delivery, are determined exclusively by Enterprise and are beyond our control. In addition, during the term of the agreement, we agreed to an exclusivity provision for vessel-based LPG import and export services encompassing all of the U.S. Gulf Coast, resulting in a concentration of our LPG import and export business with a single customer. If Enterprise decreases the volume of scheduled LPG exports at our Houston facility or the margin it receives declines, our throughput revenues received under the arrangement would be lower. Moreover, if global LPG supply and demand economics shift or if other LPG import and export facilities are constructed that compete with our facility, the volume of imports loaded at our Houston facility and the margin received by Enterprise on LPG exports at our Houston facility could decline. These factors could lead to lower realized throughput revenues than we have received in prior periods.

Revenues we generate from throughput fees vary based upon the volumes of products handled at our terminals and the activity levels of our customers. Any short- or long-term decrease in the demand for the crude oil, refined petroleum products or LPG we handle or any interruptions to the operations of certain of our customers, could reduce the amount of cash we generate and adversely affect our ability to make distributions to our unitholders.

For the year ended December 31, 2013, we generated approximately 38% of our revenues from throughput fees, which our non-storage customers pay us to receive or deliver volumes of products on their behalf to designated pipelines, third-party storage facilities or waterborne transportation and our storage customers pay us to receive volumes of products on their behalf exceeding the throughput contemplated by their storage agreement with us. Throughput fees are also earned in connection with the volume of products loaded or unloaded across our docks, and may be in the form of a fixed throughput fee rate or based upon the margins earned by the customer. In addition, approximately 29% of our total revenues were generated from throughput fees charged to a single customer.

The revenues we generate from throughput fees vary based upon the volumes of products received at or delivered from our terminals, and our non-storage customers are not obligated to pay us throughput fees unless we move volumes of products across our pipelines or docks on their behalf. If one or more of our non-storage customers were to slow or suspend its operations, or otherwise experience a decrease in demand for our services, our revenues under our agreements with such customers would be reduced or suspended, resulting in a decrease in the revenues we generate.

Reduced volatility in energy prices or new government regulations could discourage our storage customers from holding positions in crude oil or refined petroleum products, which could adversely affect the demand for our storage services.

We have constructed and continue to construct new storage facilities in response to increased customer demand for storage. Many of our competitors have also built new storage facilities. The demand for new storage has resulted, in part, from our customers’ desire to have the ability to take advantage of profit opportunities created by volatility in the prices of crude oil and petroleum products. If the prices of crude oil and petroleum products become relatively stable, or if federal and/or state regulations are passed that discourage our customers from storing those commodities, demand for our storage services could decrease, in which case we may be unable to renew contracts for our storage services or be forced to reduce the rates we charge for our storage services, either of which would reduce the amount of cash we generate.

Some of our current terminal services agreements automatically renew on a short-term basis, and may be terminated at the end of the current renewal term upon requisite notice. If one or more of our current terminal services agreements is terminated and we are unable to secure comparable alternative arrangements, our financial condition and results of operations will be adversely affected.

Some of our terminal services agreements currently in effect are operating in the automatic renewal phase of the contract that begins upon the expiration of the primary contract term. Our terminal services agreements have primary contract terms that range from one to 50 years. Upon expiration of the primary contract term, these agreements may renew automatically for successive renewal terms that range from one to five years unless earlier terminated by either party upon the giving of the requisite notice, generally ranging from three to 18 months prior to the expiration of the applicable renewal term. If any one or more of our terminal services agreements is terminated and we are unable to secure comparable alternative arrangements, we may not be able to generate sufficient additional revenue from third parties to replace any shortfall in revenue or increase in costs. Additionally, we may incur substantial costs if modifications to our terminals are required by a new or renegotiated terminal services agreement. The occurrence of any one or more of these events could have a material impact on our financial condition and results of operations.

There are a number of significant expansion projects of other companies that are expected to be completed within the next few years that could impact demand for our services.

We believe that current and planned pipeline expansion projects of other companies will introduce significant new crude oil supplies to the Gulf Coast through proposed pipeline projects that, if approved and completed as expected, could transport nearly 3.5 million barrels of crude oil per day into and throughout the region by the end of 2015. These or other pipeline construction projects have resulted in pipeline-delivered crude oil accounting for a growing share of the crude oil supplies utilized by our customers, causing a decrease in waterborne foreign crude imports by our customers. As a result, our excess waterfront capacity created by this shift is increasingly being used for exports. However, to the extent we are unable to utilize excess capacity caused by decreasing imports, we may not be able to realize the full value of our waterfront assets.

In addition, a number of other companies have announced plans to construct or expand export infrastructure within the next few years to accommodate increasing exports of LPG. These additional infrastructure projects may compete with the LPG export facilities that we are in the process of expanding with Enterprise. For more information on our LPG expansion projects, see “Item 1. Business — 2013 and Recent Developments — LPG Export Terminal Agreement and Dock Expansion Project.” If the construction of LPG export infrastructure outpaces growth in LPG production and export, we may not be able to realize the full value of our LPG expansion projects.

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

A portion of our strategy to grow our business and increase distributions to unitholders is dependent on our ability to expand existing assets and to construct additional assets. The construction of a new terminal, or the expansion of an existing terminal, such as by increasing storage capacity or otherwise, involves numerous regulatory, environmental, political and legal uncertainties, most of which are beyond our control. Moreover, we may not receive sufficient long-term contractual commitments from customers to provide the revenue needed to support such projects. As a result, we may construct new facilities that are not able to attract enough storage customers or throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition and our ability to make distributions to our unitholders.

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

A portion of our strategy to grow our business and increase distributions to unitholders is dependent on our ability to make acquisitions that result in an increase in our cash available for distribution per unit. If we are unable to make acquisitions, including from OTA and its affiliates, because we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, we are unable to obtain financing for these acquisitions on economically acceptable terms or we are outbid by competitors, our future growth and ability to increase distributions will be limited. Furthermore, even if we do consummate acquisitions that we believe will be accretive, they may in fact result in a decrease in our cash available for distribution per unit. Any acquisition involves potential risks, some of which are beyond our control, including, among other things:

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

Because our assets are exclusively located in the U.S. Gulf Coast region, our ability to make distributions to our unitholders could be adversely affected.

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

We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers. Approximately 62% of our revenues for the year ended December 31, 2013 were attributable to our five largest customers. Our credit procedures and policies may not be adequate to fully eliminate customer credit risk. If we fail to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration in their creditworthiness, any resulting increase in nonpayment or nonperformance by them and our inability to re-market or otherwise use the capacity could have a material adverse effect on our business, financial condition, results of operations and ability to pay distributions to our unitholders.

Restrictions in our debt agreements could adversely affect our business, financial condition or results of operations.

Under our loan agreements with OT Finance, we are prohibited from incurring additional indebtedness from third parties without the approval of OT Finance. In addition, these loan agreements contain covenants that require us to maintain certain debt, leverage and equity ratios and prohibit us from pledging our assets to third parties. Our revolving line of credit with OT Finance contains similar financial covenants that could restrict our ability to make cash distributions to our unitholders. As a result, we will be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

Any reduction in the capability of our customers to utilize third-party pipelines that interconnect with our terminals, or to continue utilizing them at current costs, could cause a reduction of volumes transported through our terminals.

Many users of our terminals are dependent upon connections to third-party pipelines, to receive and deliver crude oil, refined petroleum products and LPG. Any interruptions or reduction in the capabilities of these interconnecting pipelines due to testing, line repair, reduced operating pressures, or other causes would result in reduced volumes transported through our terminals. Similarly, if additional shippers begin transporting volume over interconnecting pipelines, the allocations to our existing shippers on these interconnecting pipelines could be reduced, which also could reduce volumes transported through our terminals. Allocation reductions of this nature are not infrequent and are beyond our control. In addition, if the costs to us or our storage service customers to access and transport on these third-party pipelines significantly increase, our profitability could be reduced. Any such increases in cost, interruptions or allocation reductions that, individually or in the aggregate, are material or continue for a sustained period of time could have a material adverse effect on our financial position, results of operations or cash flows.

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

Some of our storage tanks and portions of our pipeline system have been in service for several decades.

Our pipeline and storage assets are generally long-lived assets. As a result, some of those assets have been in service for many decades. The age and condition of these assets could result in increased maintenance or remediation expenditures and an increased risk of product releases and associated costs and liabilities. Any significant increase in these expenditures, costs or liabilities could materially adversely affect our results of operations, financial position or cash flows, as well as our ability to pay cash distributions.

Our operations are subject to operational hazards and unforeseen interruptions, including interruptions from hurricanes or floods, for which we may not be adequately insured.

Our primary operations are currently all located in the Gulf Coast region, and are subject to operational hazards and unforeseen interruptions, including interruptions from hurricanes or floods, which have historically impacted the region with some regularity. Each of our Houston and Beaumont terminals, for example, has experienced damage and interruption of business due to hurricanes. We may also be affected by factors such as adverse weather, accidents, fires, explosions, hazardous materials releases, mechanical failures, disruptions in supply infrastructure or logistics and other events beyond our control. In addition, our operations are exposed to other potential natural disasters, including tornadoes, storms, floods and/or earthquakes. Moreover, some scientists have concluded that increasing concentrations of GHG emissions in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods. If any of these events were to occur, we could incur substantial losses because of personal injury or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our related operations.

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

Our operations involve the transportation and storage of crude oil, refined petroleum products and LPG and are subject to federal, state, and local laws and regulations governing the release of materials into the environment, occupational health and safety aspects of our operations, and otherwise relating to the protection of the environment. Compliance with this complex array of federal, state, and local laws and regulations is difficult and may require significant capital expenditures and operating costs to mitigate or prevent pollution. Moreover, our business is subject to accidental spills, discharges or other releases of refined petroleum products or crude oil, hazardous substances or wastes into the environment and neighboring areas, in which events joint and several, strict liability may be imposed against us under certain environmental laws for costs required to remediate and restore impacted properties, for claims made by neighboring landowners and other third parties for personal injury, natural resource and property damages, and for costs required to conduct health studies. Failure to comply with applicable environmental, health, and safety laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, and permit revocations, the imposition of investigatory, corrective action, or remedial obligations and the issuance of injunctions limiting or prohibiting some or all of our operations.

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

There is inherent risk of incurring significant environmental costs and liabilities in our operations due to our handling of petroleum hydrocarbons, hazardous substances and wastes, because of air emissions, water discharges and waste practices related to our operations, and as a result of historical operations and waste disposal practices of prior owners of our facilities. Our pipeline and terminal facilities have been used for transportation, storage and distribution of crude oil, refined petroleum products and LPG for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, refined petroleum products or crude oil, hydrocarbons, hazardous substances and wastes from time to time have been spilled or released on or under the terminal properties. In addition, the terminal properties were previously owned and operated by other parties and those parties from time to time also have spilled or released refined petroleum products or crude oil, hydrocarbons, hazardous substances or wastes. The terminal properties are subject to federal, state and local laws that impose investigatory, corrective action and remedial obligations, some of which are joint and several or strict liability obligations without regard to fault, to address and prevent environmental contamination. We may incur significant costs and liabilities in responding to any soil and groundwater contamination that occurs on our properties, even if the contamination was caused by prior owners and operators of our facilities. We may not be able to recover some or any of these costs from insurance or other sources of contractual indemnity. To the extent that the costs associated with meeting any or all of these requirements are substantial and not adequately provided for, there could be a material adverse effect on our business, financial condition and results of operations.

Climate change legislation or regulations restricting emissions of GHGs could result in increased operating and capital costs and reduced demand for our storage services.

The EPA has adopted rules for establishing a reporting program for emissions of GHGs from specified large GHG emissions sources in the United States and subsequently expanded the scope of this rule to include the reporting of GHG emissions from onshore oil and natural gas processing, transmission, storage and distribution facilities. Operators of covered sources in the United States must annually monitor and report these GHG emissions to specified governmental agencies, with operators in Texas reporting to the EPA. Certain of our facilities may become subject to the federal GHG reporting requirements because of combustion GHG emissions and potential fugitive emissions that exceed reporting thresholds. To the extent we are required to comply with this reporting program, it increases our operating costs.

Following its determination in December 2009 that emissions of GHGs present a danger to public health and the environment, the EPA promulgated regulations establishing Title V and Prevention of Significant Deterioration (“PSD”) permitting reviews for certain large stationary sources that are potential major sources of GHGs emissions. In the absence of any control requirements for GHGs for our facilities that would need to be incorporated into existing Title V permits, we believe the impact of these permitting requirements on our facilities will not be material. However, we may be required to install “best available control technology” to limit emissions of GHGs from any new or significantly modified facilities that we may seek to construct in the future if they would otherwise emit large volumes of GHGs. Best available control technology is determined on a case-by-case basis by the relevant permitting agency. Our experience has been that PSD permits with GHG emissions limitations have generally required efficient combustion requirements on sources that burn large volumes of fossil fuels rather than post-combustion GHG capture requirements. Consequently, to the extent that the EPA imposes efficient combustion requirements, we do not anticipate that they will have a material adverse effect on the cost of our operations.

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

Finally, should Congress undertake comprehensive tax reform, it is possible that such reform will include a carbon tax. A carbon tax could impose additional direct costs on our operations and reduce demand for refined products. The ultimate impact of any carbon tax on our operations would further depend upon whether a carbon tax supplanted the other federal GHG regulations to which we are currently subject or is administered as an additional program.

Terrorist attacks or other security threats aimed at our facilities or surrounding areas could adversely affect our business.

The U.S. government has issued warnings that energy assets, specifically the nation’s pipeline and terminal infrastructure, may be the future targets of terrorist organizations. In addition to the threat of terrorist attacks, we face various other security threats, including cyber-security threats to gain unauthorized access to sensitive information or to render data or systems unusable. Cyber-security attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Any terrorist attack at our facilities, those of our customers and, in some cases, those of other pipelines, refineries or terminals could materially and adversely affect our financial condition, results of operations or cash flows.

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

•
our general partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the level of cash reserves, each of which can affect the amount of cash that is distributed to our unitholders;

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

We expect that we will distribute all of our available cash (as defined in our partnership agreement) to our unitholders and will rely primarily upon external financing sources, including commercial bank borrowings, borrowings from OT Finance and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. As a result, to the extent we are unable to finance growth externally, our cash distribution policy will significantly impair our ability to grow.

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

Our general partner’s board of directors’ absolute discretion in determining our level of cash reserves may adversely affect our ability to make cash distributions to our unitholders.

Our partnership agreement requires our general partner’s board of directors to deduct from available cash the amount of any cash reserves that in its reasonable discretion are necessary to fund our future operating expenditures. In addition, the partnership agreement permits our general partner’s board of directors to reduce available cash by establishing cash reserves for the proper conduct of our business, to comply with applicable law or agreements to which we are a party or to provide funds for future distributions to partners. Any such cash reserves will reduce the amount of cash currently available for distribution to our unitholders.

The amount of estimated maintenance capital expenditures our general partner is required to deduct from operating surplus each quarter could increase in the future, resulting in a decrease in available cash from operating surplus that could be distributed to our unitholders.

Our partnership agreement requires our general partner to deduct from operating surplus each quarter estimated maintenance capital expenditures as opposed to actual maintenance capital expenditures in order to reduce disparities in operating surplus caused by fluctuating maintenance capital expenditures. Our annual estimated maintenance capital expenditures for purposes of calculating operating surplus is approximately $8.5 million for 2014. This amount is based on our current estimates of the amounts of expenditures we will be required to make in the future to maintain our long-term operating capacity, which we believe to be reasonable. Our partnership agreement does not cap the amount of maintenance capital expenditures that our general partner may estimate. The amount of our estimated maintenance capital expenditures may be more than our actual maintenance capital expenditures, which will reduce the amount of available cash from operating surplus that we would otherwise have available for distribution to our unitholders. The amount of estimated maintenance capital expenditures deducted from operating surplus is subject to review and change by the board of directors of our general partner at least once a year, with any change approved by the conflicts committee. In addition to estimated maintenance capital expenditures, reimbursement of expenses incurred by our general partner and its affiliates will reduce the amount of available cash from operating surplus that we would otherwise have available for distribution to our unitholders.

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

Our partnership agreement contains provisions that modify and reduce the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, or otherwise free of fiduciary duties to us and our unitholders. This entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include:

•	how to allocate business opportunities among us and its affiliates;

•	whether to exercise its limited call right;

•	how to exercise its voting rights with respect to the units it owns;

•	whether to exercise its registration rights;

•	whether to elect to reset target distribution levels; and

•	whether to consent to any merger or consolidation of the partnership or any amendment to the partnership agreement.

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

•
our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith, meaning that it believed that the decision was in the best interests of our partnership;

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

Holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors, which could reduce the price at which our common units trade.

Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Our unitholders have no right on an annual or ongoing basis to elect our general partner or its board of directors. The board of directors of our general partner, including the independent directors, is chosen entirely by OTA, as a result of it owning our general partner, and not by our unitholders. Unlike publicly traded corporations, we do not conduct annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders of corporations. As a result of these limitations, the price at which the common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Even if holders of our common units are dissatisfied, they cannot remove our general partner without its consent.
If our unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our general partner. Unitholders will be unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all our outstanding common and subordinated units voting together as a single class is required to remove our general partner. OTA owns, directly or indirectly, an aggregate of 66.0% of our common and subordinated units. Also, if our general partner is removed without cause during the subordination period and no units held by the holders of our subordinated units or their affiliates are voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business.

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

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (i) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (ii) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act. OTA owns, directly or indirectly, an aggregate of 36.1% of our common units. At the end of the subordination period, assuming no additional issuances of units (other than upon the conversion of the subordinated units), OTA will own 66.0% of our common units.

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

We have 22,049,901 common units and 19,449,901 subordinated units outstanding. All of the 19,449,901 subordinated units will convert into common units on a one-for-one basis at the end of the subordination period. Sales by OTA or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have provided registration rights to OTA. Under our partnership agreement, our general partner and its affiliates have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.

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

Prior to making any distribution on the common units, we reimburse our general partner and its affiliates pursuant to the Services Agreement. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us but does not otherwise limit the amount of expenses for which our general partner and its affiliates may be compensated. Under the Services Agreement, we have an agreed upon fixed fee associated with certain specified selling, general and administrative services necessary to run our business that are provided to us by OTA. These expenses include expenses of non-executive employees, including general and administrative overhead costs, salary, bonus, incentive compensation and other compensation amounts and executive officer expenses, including general and administrative overhead costs, salary, bonus, incentive compensation and other compensation amounts. The compensation for expenses and payment of fees to our general partner and its affiliates will reduce the amount of available cash to pay cash distributions to our unitholders.

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

While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including provisions requiring us to make cash distributions contained therein, may be amended. Our partnership agreement generally may not be amended during the subordination period without the approval of our public common unitholders. However, our partnership agreement can be amended with the consent of our general partner and the approval of a majority of the outstanding common units (including common units held by OTA) after the subordination period has ended. OTA owns, directly or indirectly, approximately 36.1% of the outstanding common units and all of our outstanding subordinated units.

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

Tax Risks to Unitholders

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for federal income tax purposes or we were to become subject to material additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution to unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement.

Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity. If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our common unitholders, likely causing a substantial reduction in the value of our common units.

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us. At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, or other forms of taxation. Imposition of a similar tax on us in the jurisdictions in which we operate or in other jurisdictions to which we may expand could substantially reduce our cash available for distribution to you.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. One such legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units. Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes.

Unitholders will be required to pay taxes on their share of our income even if the unitholder does not receive any cash distributions from us.

Unitholders will be required to pay federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, whether or not they receive cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability which results from that income.

Oiltanking Beaumont Specialty Products, LLC (“OTBSP”), one of our subsidiaries, conducts activities that may not generate qualifying income. If the income generated by this subsidiary disproportionately increases as a percentage of our total gross income, we may choose to have this subsidiary treated as a corporation for U.S. federal income tax purposes.

In order to maintain our status as a partnership for U.S. federal income tax purposes, 90% or more of our gross income in each tax year must be qualifying income under Section 7704 of the Internal Revenue Code. A small portion of our current business relates to the transportation and storage of specialty products that may not generate qualifying income. In an attempt to ensure that 90% or more of our gross income in each tax year is qualifying income, we conduct the portion of our business related to these specialty products in OTBSP. Currently, this subsidiary represents approximately 5% of our total gross income. If the income generated by this subsidiary disproportionately increases as a percentage of our total gross income, we may choose to have this subsidiary treated as a corporation for U.S. federal income tax purposes. In such case, this subsidiary would be subject to corporate-level tax on its taxable income at the applicable federal corporate income tax rate (currently, 35%). Imposition of a corporate level tax would reduce the anticipated cash available for distribution to us from OTBSP’s assets and operations and, in turn, would reduce our cash available for distribution to our unitholders. Moreover, if the IRS were to successfully assert that this subsidiary had more tax liability than we currently anticipate or legislation was enacted that increased the corporate tax rate, our cash available for distribution to our unitholders would be further reduced.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. OTA owns, directly and indirectly, more than 50% of the total interests in our capital and profits interests. Therefore, a transfer by OTA of all or a portion of its interests in us could result in a termination of our partnership for federal income tax purposes. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns for one calendar year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than the calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in the unitholder’s taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but it would result in our being treated as a new partnership for federal income tax purposes. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS recently announced a relief procedure whereby if a publicly-traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the two short tax periods included in the year in which the termination occurs.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If you sell your common units, you will recognize a gain or loss equal to the difference between the amount realized and your tax basis in those common units. Because distributions in excess of your allocable share of our net taxable income result in a decrease in your tax basis in your common units, the amount, if any, of such prior excess distributions with respect to the units you sell will, in effect, become taxable income to you if you sell such units at a price greater than your tax basis in those units, even if the price you receive is less than your original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if you sell your units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investments in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as “IRAs”), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Allocations and/or distributions to non-U.S. persons will be reduced by withholding taxes imposed at the highest applicable effective tax rate applicable to non-U.S. persons, and each non-U.S. person will be required to file U.S. federal tax returns and pay tax on their share of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

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

Because we cannot match transferors and transferees of common units and because of other reasons, we will adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from your sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. Nonetheless, we allocate certain deductions for depreciation of capital additions based upon the date the underlying property is placed in service. The use of this proration method may not be permitted under existing Treasury Regulations. The U.S. Treasury Department has issued proposed Treasury Regulations that proved a safe harbor pursuant to which a publicly-traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to successfully challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss, and deduction among our unitholders.

A unitholder whose common units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of common units) may be considered as having disposed of those common units. If so, he would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the U.S. tax consequences of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be considered as having disposed of the loaned units. In that case, he may no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller should modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

Item 1B. Unresolved Staff Comments

None.
Item 2.    Properties

Information regarding our properties is contained in “Item 1. Business — Assets and Areas of Operations” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common units are listed and traded on the NYSE under the symbol “OILT.” The following table sets forth the high and low sales prices per unit for our common units on the NYSE and the cash distributions declared for the periods indicated:

	Common Unit Price Range		Distribution per common and subordinated unit (1)
2013	High	Low		Record Date	Payment Date

4th Quarter	$65.99	$50.73	$0.47	February 3, 2014	February 14, 2014
3rd Quarter	$52.73	$46.68	$0.445	November 1, 2013	November 14, 2013
2nd Quarter	$53.97	$46.50	$0.425	August 2, 2013	August 14, 2013
1st Quarter	$53.20	$38.01	$0.405	May 3, 2013	May 14, 2013

2012
4th Quarter	$38.60	$33.11	$0.39	February 1, 2013	February 14, 2013
3rd Quarter	$41.13	$30.74	$0.375	November 2, 2012	November 14, 2012
2nd Quarter	$31.96	$27.65	$0.36	August 3, 2012	August 14, 2012
1st Quarter	$32.93	$26.57	$0.35	May 3, 2012	May 14, 2012
____________________

(1)	Cash distributions for a quarter are declared and paid in the following quarter. See below for a discussion of our policy regarding distribution payments.

As of the close of business on February 20, 2014, based upon information received from our transfer agent and brokers and nominees, there were approximately six unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record. We have also issued 19,449,901 subordinated units, for which there is no established public trading market. All of the subordinated units are held by affiliates of our general partner. Our general partner and its affiliates receive quarterly distributions on these units only after the minimum quarterly distribution has been paid to the holders of our common units.

We are a publicly traded partnership and are not subject to federal income tax. Instead, unitholders are required to report their allocable share of our income, gain, loss and deduction, regardless of whether we make distributions.

Under the terms of the agreements governing our debt, we are required to maintain certain financial ratios, and in order to comply with these covenants, we may be restricted in our ability to declare or pay distributions to unitholders. As of December 31, 2013, we are in compliance with all of these covenants. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further information.

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

Cash Reserves
Our partnership agreement requires our general partner’s board of directors determine in its reasonable discretion the amount of cash reserves to deduct from available cash. In addition, the partnership agreement permits our general partner’s board of directors to reduce available cash by establishing cash reserves for the proper conduct of our business, to comply with applicable law or agreements to which we are a party or to provide funds for future distributions to partners. Any such cash reserves will reduce the amount of cash currently available for distribution to our unitholders.

Minimum Quarterly Distribution

Our partnership agreement provides that, during the subordination period, holders of the common units will have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.3375 per common unit, which amount is defined in our partnership agreement as the minimum quarterly distribution (“MQD”), plus any arrearages in the payment of the MQD to holders of the common units from prior quarters, before any distributions of available cash from operating surplus may be made to holders of the subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, holders of the subordinated units will not be entitled to receive any distributions from operating surplus until holders of the common units have received the MQD plus any arrearages in the payment of the MQD from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be sufficient available cash from operating surplus to pay the MQD on the common units.

Our partnership agreement provides that the subordination period will expire on the first business day after the distribution to unitholders in respect of any quarter, beginning with the quarter ending September 30, 2014, if each of the following has occurred:

•
distributions of available cash from “operating surplus” (as defined in our partnership agreement) on each of the outstanding common and subordinated units and the general partner interest equaled or exceeded the MQD for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

•
the “adjusted operating surplus” (as defined in our partnership agreement) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the MQD on all of the outstanding common and subordinated units and the general partner interest during those periods on a fully diluted weighted-average basis; and

•	there are no arrearages in payment of the MQD on the common units.

As of December 31, 2013, we have made distributions of available cash from operating surplus and generated adjusted operating surplus sufficient to satisfy the subordination tests set forth in the first two bullet points above for the four quarter periods ended September 30, 2012 and September 30, 2013 and, on a pro rata basis for the quarter ending December 31, 2013, and there are no outstanding arrearages on the common units. If we continue to pay distributions from available cash and generate operating surplus at a rate consistent with these prior periods, the subordination period is expected to end following our payment of the distribution for the quarter ending September 30, 2014.

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

Issuer Purchases and Unregistered Sales of Equity Securities

None.

Item 6.    Selected Financial Data

The following tables set forth, for the periods and at the dates indicated, our selected consolidated financial data for each of the last five years. The consolidated financial data presented as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 are derived from our audited historical consolidated financial statements. Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The tables should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report (in thousands, except per unit amounts).

	Year Ended December 31,
	2013	2012	2011	2010	2009
Income Statement Data:
Revenue	$210,950	$135,497	$117,377	$116,450	$100,840
Operating expenses	43,910	36,025	31,862	32,415	29,158
Selling, general and administrative expenses	21,765	18,856	17,985	15,775	13,830
Depreciation and amortization expense	20,407	15,901	15,676	15,579	14,191
(Gain) loss on disposal of fixed assets	(329)	13	544	(339)	96
Gain on property casualty indemnification (1)	(303)	—	(928)	(4,688)	—
Loss on impairment of assets	—	—	—	46	155
Operating income (1)	125,500	64,702	52,238	57,662	43,410
Interest expense	(7,393)	(1,654)	(5,438)	(9,538)	(8,401)
Loss on early extinguishment of debt (2)	—	—	(6,382)	—	—
Income tax (expense) benefit (3)	(1,087)	(576)	21,506	(11,483)	(10,482)
Net income (1) (2) (3)	117,063	62,645	62,397	37,815	25,116
Net income subsequent to IPO on July 19, 2011			23,806

Key Performance Measures:
Adjusted EBITDA (4)	145,275	80,616	67,530	68,260	57,852
General partner’s interest in net income	22,096	1,489	476
Limited partners’ interest in net income	94,967	61,156	23,330
Earnings per common unit – basic and diluted (5)	$2.45	$1.57	$0.60
Earnings per subordinated unit – basic and diluted (5)	$2.40	$1.57	$0.60
Distributions per unit (6)	$1.665	$1.425	$0.2678

	December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Total assets	$728,974	$469,220	$322,035	$310,469	$303,500
Total debt, including current portion	190,800	149,300	20,800	148,258	164,215
Total partners’ capital	493,647	285,928	279,847	104,049	90,096

	Year Ended December 31,
	2013	2012	2011	2010	2009
Cash Flow Data:
Net cash flows provided by (used in):
Operating activities	$134,301	$75,254	$56,376	$60,678	$32,253
Investing activities	(255,971)	(162,527)	(45,304)	(30,191)	(34,469)
Financing activities	131,931	70,508	4,018	(27,597)	3,243
Capital expenditures	180,672	149,827	27,772	11,167	34,479
___________

(1)
During the years ended December 31, 2013 and 2011, we recognized gains of $0.3 million and $0.7 million, respectively, from proceeds received for an insurance claim relating to damages sustained from a hurricane in 2008. During the years ended December 31, 2011 and 2010, we recognized gains of $0.2 million and $4.7 million, respectively, from proceeds received for an insurance claim relating to damages sustained during 2008 to a dock that was struck by a vessel owned and operated by a third party.

(2)	During the year ended December 31, 2011, we recognized a loss of $6.4 million on the repayment of debt, which was repaid with proceeds from our IPO.

(3)
Upon the change in tax status in connection with our IPO, during the year ended December 31, 2011, we recognized a non-recurring gain of $27.1 million related to the elimination of the deferred tax account balances.

(4)
Adjusted EBITDA is not a presentation made in accordance with GAAP. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Adjusted EBITDA” for a reconciliation of Adjusted EBITDA from net income.

(5)	The 2011 amounts represent basic and diluted earnings per unit for the period from July 19, 2011 (the closing of our IPO) through December 31, 2011.

(6)
Beginning with the quarter ended September 30, 2011, we distributed all of our available cash to unitholders of record on the applicable record date in accordance with our partnership agreement. The MQD of $0.3375 was pro-rated for the period beginning after July 19, 2011 (the closing of our IPO) through September 30, 2011.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our consolidated financial statements and our accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this Report. Our discussion and analysis includes the following:

•	Overview of Business;

•	General Outlook for 2014;

•	2013 Developments and Updates — discusses major items impacting our results in 2013;

•	Results of Operations — discusses material year-to-year variances in the consolidated statements of income;

•	Liquidity and Capital Resources — addresses available sources of liquidity and capital resources and includes a discussion of our capital spending;

•	Critical Accounting Policies and Estimates — presents accounting policies and estimates that are among the most critical to the presentation of our financial position and results of operations; and

•	Other Considerations — includes information related to contractual obligations, off-balance sheet arrangements and related party transactions.

This discussion contains forward-looking statements based on current expectations that are subject to risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results and the timing of events could differ materially from those anticipated or implied by the forward-looking statements discussed in this Report as a result of various factors, including, among others, those set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” herein. Oiltanking GmbH and its subsidiaries, other than OILT and its subsidiaries, are collectively referred to herein as the “Oiltanking Group.” As used in this document, the terms “we,”

“us,” and “our” and similar terms refer to OILT and its subsidiaries, where applicable, unless the context indicates otherwise.

Overview of Business
We are a growth-oriented limited partnership engaged in the independent terminaling, storage and transportation of crude oil, refined petroleum products and LPG. We provide services to major integrated oil companies, distributors, marketers and chemical and petrochemical companies, typically under long-term commercial agreements that include minimum volume commitments and inflation escalators. We do not take ownership of the crude oil, refined products or LPG that we terminal, store or transport nor do we engage in any marketing or trading of commodities.

Our primary business objectives are to generate stable and predictable cash flows to enable us to pay quarterly distributions to our unitholders and to increase our quarterly cash distributions per unit over time. We intend to achieve these objectives by anticipating long-term infrastructure needs in the areas we serve and by growing our tank terminals and pipeline networks through construction in new markets, the expansion of existing facilities and strategic acquisitions.

At December 31, 2013, we had nearly 22 million barrels of total active storage capacity at our Houston and Beaumont facilities. These integrated facilities are strategically located and directly connected to 23 key refining, production and storage facilities along the Gulf Coast and the Cushing, Oklahoma storage interchange through dedicated and common carrier pipelines. In addition, our facilities provide our customers deep-water access and international distribution capabilities.

Our Houston terminals serve as a regional hub for crude oil and other feedstocks for refineries and petrochemical facilities located in the Gulf Coast region and also serve as important export facilities for LPG and other refined petroleum products. At December 31, 2013, this facility had an aggregate active storage capacity of approximately 16.2 million barrels. Our Beaumont terminal serves as a regional hub for refined petroleum products for refineries located in the Gulf Coast region. At December 31, 2013, this facility had an aggregate active storage capacity of approximately 5.5 million barrels.

General Outlook for 2014

We believe there will continue to be growth in North American crude oil, natural gas and natural gas liquid (“NGL”) production in 2014 due to shale drilling and advances in drilling technology. In particular, we expect sustained growth in onshore domestic crude oil production from the Permian, Eagle Ford, Bakken and other shale plays, and increasing offshore production from the Gulf of Mexico.

Announced and completed pipeline expansion projects are expected to result in a significant increase in crude oil supplies to the Gulf Coast. Although the crude oil being produced and imported to the U.S. consists of many different grades and blends, the majority of Gulf Coast refiners have invested significantly in infrastructure to process heavy crudes as a primary feedstock. A substantial proportion of new production volumes being shipped to the Gulf Coast market has been medium and light sweet crudes and condensates. As a result, regional supply and demand imbalances have arisen and are expected to persist. These imbalances create incremental demand for crude oil to be staged, batched or segregated to allow our customers to optimize the revenues received for their products. The ability to export crude by water to the extent permitted under the current regulatory environment also provides potential outlets to more attractive markets. Handling the diversity of crude types often necessitates additional fee-based services, such as blending and heating. The changing crude oil logistics landscape should continue to drive increased demand for our storage and transportation services and create opportunities for us to use our existing assets and to develop additional infrastructure to meet the growing needs of our customers.

In addition, we anticipate the unprecedented growth in NGL production as result of crude oil and natural gas production to continue. This growth has contributed to significant capital investments in the natural gas processing and fractionating sectors. NGL supply has exceeded domestic demand, creating a surplus of LPG, particularly in the Gulf Coast. LPG exports have helped balance U.S. supply and demand. We expect continued strong demand for the handling and export of LPG from our Houston terminal over the next several years.

We believe our stable asset base, long-term contract profile, conservative financial leverage and economically attractive expansion projects should enable us to continue to grow our cash flows for the next several years. We also believe we are reasonably well positioned to pursue and consummate acquisitions. There can be no assurance that these opportunities will come to fruition or our acquisition and expansion efforts will be successful.

We believe that cash on hand, proceeds expected to be received on our short-term notes receivable, cash flow in excess of distributions, as well as borrowings under our undrawn Credit Agreement or other long-term debt agreements with OT Finance will enable us to fund our currently anticipated expansion activities for the next several years. However, funding of additional expansion activities or acquisitions may require us to access additional capital resources, which we intend to fund with a balanced combination of equity and debt capital. Although we believe that equity and debt markets will be available to us on reasonable terms based on current market conditions, there can be no assurance that future market conditions will permit us to access capital to fund future acquisition and expansion activities. See “Item 1A. Risk Factors — Risks Inherent in Our Business.”

2013 Developments and Updates

Significant financial highlights during the year ended December 31, 2013, included the following:

•
On June 26, 2013, OTH entered into the $50.0 million Loan Agreement for the purpose of financing the purchase of property, plant and equipment, with a maturity date of June 30, 2023. At December 31, 2013, OTH had $50.0 million of outstanding borrowings under this loan agreement at a fixed interest rate of 5.435% per annum.

•
In August 2013, the Conflicts Committee of the board of directors of our general partner approved a requested increase to the fixed fee charged to us under the Services Agreement from $15.1 million to $18.8 million on an annualized basis to reflect higher selling, general and administrative expenses associated with expansion projects placed in service in 2013. The fee increase was effective as of July 1, 2013.

•
On November 22, 2013, we completed a public offering of 2,600,000 common units at a price to the public of $61.65 per unit. The proceeds from the offering, net of underwriting discounts and other offering expenses, totaled approximately $154.3 million. In connection with the offering, our general partner contributed an additional $3.3 million to us to maintain its 2.0% general partner interest in us. We used $56.0 million of the proceeds to repay the balance outstanding under our Credit Agreement.

•
We increased our quarterly distribution to $0.47 per unit for the fourth quarter of 2013, representing a 20.5% increase over the distribution for the fourth quarter of 2012, and our ninth consecutive quarterly increase since becoming a public company in the third quarter of 2011.

Significant operational highlights during the year ended December 31, 2013, included the following:

•	During January 2013, we placed into service a pipeline expansion project in Houston announced in November 2011.

•
In February 2013, we placed into service three new crude oil storage tanks with a total capacity of 825,000 barrels at our Houston terminal. The final 275,000 barrel tank of that four tank expansion project was placed into service in July 2013.

•	During the first quarter of 2013, we completed construction and placed into service two new refined products storage tanks in Beaumont, with a total capacity of 320,000 barrels.

•
In March 2013, we announced an expansion of our relationship with Enterprise and plans to increase our ability to export LPG at our terminal on the Houston Ship Channel. In connection with the agreement with Enterprise, we are constructing a new vessel dock and adding infrastructure to existing docks with the capability of handling substantially more LPG vessels. The estimated $44.0 million expansion project is expected to be completed by the end of 2014. Pursuant to this agreement, we were initially entitled to participate in margin sharing with Enterprise on only a portion of the customer vessels loaded at our Houston facility; however, in July 2013, we triggered a contractual provision that entitled us to participate in margin sharing on all customer vessels loaded at our Houston facility after January 2014. In January

2014, we announced another expansion of this agreement, which is described under “Item 1. Business — 2013 and Recent Developments — LPG Export Terminal Agreement and Dock Expansion Project.”

•
During 2013, as part of our Appelt I expansion, we placed into service nine new crude oil storage tanks with a total capacity of 2,970,000 barrels. In January 2014, we completed the Appelt I project by placing the remaining storage tank with a total capacity of 210,000 barrels into service.

•
In November 2013, we announced approval of expansion projects of approximately $101.0 million to construct approximately 3.5 million barrels of additional crude oil storage capacity near our Houston terminal at our Appelt property. One of these projects includes a new 390,000 barrel storage tank to be connected to the Appelt I and Appelt II manifolds that is expected to be completed by the end of 2014. The remaining additional storage capacity of approximately 3.1 million barrels consists of nine tanks to be constructed on 26 acres of land adjacent to our ongoing Appelt II expansion. The 3.1 million barrel Appelt III project would include a new manifold, and, upon completion, would bring total storage capacity at our Appelt property to approximately 10.0 million barrels. The new storage capacity at Appelt III is expected to be placed into service during the fourth quarter of 2015 and first quarter of 2016.

•
In November 2013, we announced approval of expansion projects of approximately $98.0 million to construct two new crude oil pipelines connecting our Houston facility with Crossroads Junction, which is the termination point of the Houston lateral of TransCanada Corporation’s Gulf Coast Pipeline from Cushing and the origination point of Shell Pipeline’s HoHo Pipeline. The expansion projects include a new 24-inch pipeline and a new 36-inch pipeline. The 24-inch pipeline is expected to be completed by the end of 2014, and the 36-inch pipeline is expected to be completed by the end of the first quarter of 2015.

Results of Operations
Our operating results were as follows for the periods indicated (in thousands, except per unit amounts):

	Year Ended December 31,
	2013	2012	2011

Revenues	$210,950	$135,497	$117,377
Costs and expenses:
Operating	43,910	36,025	31,862
Selling, general and administrative	21,765	18,856	17,985
Depreciation and amortization	20,407	15,901	15,676
(Gain) loss on disposal of fixed assets	(329)	13	544
Gain on property casualty indemnification	(303)	—	(928)
Total costs and expenses	85,450	70,795	65,139
Operating income	125,500	64,702	52,238
Other income (expense):
Interest expense	(7,393)	(1,654)	(5,438)
Loss on early extinguishment of debt	—	—	(6,382)
Interest income	30	33	42
Other income	13	140	431
Total other expense, net	(7,350)	(1,481)	(11,347)
Income before income tax (expense) benefit	118,150	63,221	40,891
Income tax (expense) benefit	(1,087)	(576)	21,506
Net income	$117,063	$62,645	$62,397

Earnings per common unit – basic and diluted (1)	$2.45	$1.57	$0.60
Earnings per subordinated unit – basic and diluted (1)	$2.40	$1.57	$0.60
______________

(1)	Amounts attributable to 2011 are reflective of general and limited partner interest in net income subsequent to the closing of our IPO on July 19, 2011.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) before net interest expense, income tax (expense) benefit, depreciation and amortization expense and other income, as further adjusted to exclude certain other non-cash and non-recurring items, which includes gains and losses on disposal of fixed assets, property casualty indemnification and early extinguishment of debt for the periods presented above. Adjusted EBITDA is a non-GAAP supplemental financial performance measure management and other third parties, such as industry analysts, investors, lenders and rating agencies, may use to assess: (i) our financial performance as compared to our peers, without regard to historical cost basis or financing methods, (ii) the viability of proposed projects and acquisitions and (iii) the rates of return on investment in various opportunities. Accordingly, we believe the presentation of Adjusted EBITDA provides useful information to investors in assessing our results of operations.

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

The following table presents a reconciliation of Adjusted EBITDA from net income, the most directly comparable GAAP financial measure, for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011

Reconciliation of Adjusted EBITDA from net income:
Net income	$117,063	$62,645	$62,397
Depreciation and amortization	20,407	15,901	15,676
Income tax expense (benefit)	1,087	576	(21,506)
Interest expense, net	7,363	1,621	5,396
Loss on early extinguishment of debt	—	—	6,382
(Gain) loss on disposal of fixed assets	(329)	13	544
Gain on property casualty indemnification	(303)	—	(928)
Other income	(13)	(140)	(431)
Adjusted EBITDA	$145,275	$80,616	$67,530

Operating Data

The following table presents operating data for the periods indicated:

	Year Ended December 31,
	2013	2012	2011

Storage capacity, end of period (mmbbls) (1) (3)	21.7	17.7	17.3
Storage capacity, average (mmbbls) (3)	19.3	17.6	16.8
Terminal throughput (mbpd) (2)	1,064.3	822.2	771.9
Vessels per period	914	879	823
Barges per period	3,228	3,233	2,509
Trucks per period	30,910	11,307	5,158
Rail cars per period	4,914	7,979	702
_______________________

(1)	Represents million barrels (“mmbbls”).

(2)	Represents thousands of barrels per day (“mbpd”).

(3)	Amounts do not reflect approximately 210,000 barrels of storage capacity placed into service in January 2014.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Adjusted EBITDA. Adjusted EBITDA for the year ended December 31, 2013 increased by $64.7 million, or 80.2%, to $145.3 million from $80.6 million for the year ended December 31, 2012. The increase in Adjusted EBITDA was primarily attributable to a $75.5 million increase in revenues, partially offset by a $7.9 million increase in operating expenses and a $2.9 million increase in selling, general and administrative expenses (“SG&A expenses”).

Revenues. Revenues for the year ended December 31, 2013 increased by $75.5 million, or 55.7%, to $211.0 million from $135.5 million for the year ended December 31, 2012, primarily attributable to an increase in storage service fee revenues of $22.7 million, an increase in throughput fee revenue of $50.6 million and an increase in ancillary services fee revenue of $2.2 million. Increased storage service fee revenues were attributable to additional revenues from approximately 4.1 million barrels of new storage capacity placed into service in the first, third and fourth quarters of 2013, an increase of 22.6% in storage capacity, and, to a lesser extent, due to an escalation of storage fees under our contracts. Increased throughput fee revenue was attributable to an increase in fees related to LPG exports at our Houston terminal, which included approximately $30.9 million received under a margin sharing arrangement with our customer that was in addition to volume-based throughput fees and, to a lesser extent, fees generated on pipelines placed into service in the first quarter of 2013.

Operating Expenses. Operating expenses for the year ended December 31, 2013 increased by $7.9 million, or 21.9%, to $43.9 million from $36.0 million for the year ended December 31, 2012. The increase in operating expenses was primarily due to an increase of $2.9 million in operations employee-related costs incurred by OTA and charged to us under the Services Agreement due to increases in benefit costs and higher operational labor costs in the 2013 period, an increase of $2.5 million in property taxes resulting from an increased property base and increased property values, an increase of $2.0 million in repairs and maintenance costs, an increase of $1.2 million in power and fuel costs due to higher fuel usage, an increase of $0.9 million in insurance costs due to policy renewals with higher premiums and an increase of $0.1 million in legal, permitting and licensing fees. These increases in operating expenses were partially offset by a decrease of $1.4 million in expenses associated with a pipeline-related construction project which was completed in 2012 and decrease of $0.2 million in rental expense due to the purchase of previously leased land for our expansion projects.

Selling, General and Administrative Expenses. SG&A expenses for the year ended December 31, 2013 increased by $2.9 million, or 15.4%, to $21.8 million from $18.9 million for the year ended December 31, 2012. The increase in SG&A expenses was primarily due to an increase of $0.9 million in the quarterly fixed fee under an amendment to the Services Agreement effective July 1, 2013. See Note 3 in the Notes to Consolidated Financial Statements. SG&A expenses also increased as a result of higher legal, accounting and professional fees in 2013.

Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2013 increased by $4.5 million, or 28.3%, to $20.4 million from $15.9 million for the year ended December 31, 2012, primarily due to assets placed in service in 2012 and 2013.

(Gain) Loss on Disposal of Fixed Assets. During the year ended December 31, 2013, we recognized a gain of $0.3 million on the dismantling and disposal of terminal assets, which were not part of our active storage capacity. During the year ended December 31, 2012, we recognized a loss of less than $0.1 million on the disposal of certain dismantled terminal assets.

Gain on Property Casualty Indemnification. During the year ended December 31, 2013, we recognized a gain of $0.3 million from proceeds received for an insurance claim related to damages sustained during a hurricane in 2008.

Interest Expense. Interest expense for the year ended December 31, 2013 increased by $5.7 million, or 347.0%, to $7.4 million from $1.7 million for the year ended December 31, 2012, primarily due to higher outstanding borrowings during 2013 under our long-term debt agreements driven by increased construction activity, partially offset by higher capitalized interest on construction projects.

Income Tax Expense. Income tax expense for the year ended December 31, 2013 increased by $0.5 million, or 88.7%, to $1.1 million from $0.6 million for the year ended December 31, 2012, due to an increase in accruals for Texas margin tax. Due to our status as a partnership, we and our subsidiaries are not subject to U.S. federal or state income taxes, with the exception of Texas margin tax.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Adjusted EBITDA. Adjusted EBITDA for the year ended December 31, 2012 increased by $13.1 million, or 19.4%, to $80.6 million from $67.5 million for the year ended December 31, 2011. The increase in Adjusted EBITDA was primarily attributable to an $18.1 million increase in revenues, partially offset by a $4.2 million increase in operating expenses and a $0.9 million increase in SG&A expenses.

Revenues. Revenues for the year ended December 31, 2012 increased by $18.1 million, or 15.4%, to $135.5 million from $117.4 million for the year ended December 31, 2011. The increase in revenues was primarily attributable to additional revenues from the new storage capacity placed into service in December 2011 and in April 2012 and an escalation in storage fees, resulting in an increase in storage revenues of $9.8 million, higher throughput fee revenue of $5.1 million, primarily attributable to increased LPG exports during 2012 and an increase in ancillary services fee revenue of $3.2 million, approximately $1.4 million of which relates to revenues from a pipeline-related construction project for a customer that was completed and recognized during 2012.

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

Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2012 increased by $0.2 million, or 1.4%, to $15.9 million from $15.7 million for the year ended December 31, 2011, primarily due to assets placed in service in late 2011 and in 2012.

Loss on Disposal of Fixed Assets. During the years ended December 31, 2012 and 2011, we recognized losses of less than $0.1 million and approximately $0.5 million, respectively, on the disposal of certain terminal assets that were dismantled.

Gain on Property Casualty Indemnification. During the year ended December 31, 2012, we did not recognize any gain or loss from property casualty indemnification. During the year ended December 31, 2011, we recognized a gain of $0.9 million, of which $0.7 million was for an insurance claim related to damages sustained during a hurricane in 2008 and $0.2 million was from proceeds received for an insurance claim resulting from property damages which occurred in 2008 to a dock at our Beaumont terminal.

Interest Expense. Interest expense for the year ended December 31, 2012 decreased by $3.8 million, or 69.6%, to $1.7 million from $5.4 million for the year ended December 31, 2011, primarily due to lower outstanding borrowings as a result of the repayment of notes payable to an affiliate with proceeds from our IPO in July 2011, and higher capitalized interest on construction projects.

Loss on Early Extinguishment of Debt. During the year ended December 31, 2012, we did not recognize any loss on early extinguishment of debt. During the year ended December 31, 2011, we recognized a $6.4 million loss on early extinguishment of debt, attributable to a reimbursement paid to OT Finance for fees incurred in connection with the repayment of $119.5 million of outstanding amounts under our notes payable, affiliate, with the proceeds of our IPO.

Income Tax (Expense) Benefit. Income tax expense for the year ended December 31, 2012 was $0.6 million, compared to an income tax benefit of $21.5 million for the year ended December 31, 2011, a net change of $22.1 million. The net change was primarily attributable to the change in the tax status of OTH in connection with our IPO in July 2011. In July 2011, OTH elected to be treated as a disregarded entity for U.S. federal income tax purposes. See Note 7 in the Notes to Consolidated Financial Statements. Upon the change in the tax status of OTH, we recognized a non-recurring income tax benefit of $27.1 million related to the elimination of the deferred tax account balances.

Liquidity and Capital Resources
Liquidity
Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, service our debt and pay distributions to our partners. Our sources of liquidity may include cash generated by our operations, loans from OT Finance, borrowings under our Credit Agreement and issuances of equity and debt securities. We believe cash generated from these sources will be sufficient to meet our obligations as they come due for the foreseeable future.

On November 22, 2013, we completed a public offering of 2,600,000 common units at a price to the public of $61.65 per unit. The proceeds from the offering, net of underwriting discounts and other offering expenses, totaled approximately $154.3 million. In connection with the offering, our general partner contributed an additional $3.3 million to us to maintain its 2.0% general partner interest in us.

During the year ended December 31, 2013, we paid cash distributions to unitholders totaling $66.9 million, or $1.665 per unit, and corresponding distributions on our general partner’s interest and IDRs. On January 21, 2014, we announced that the board of directors of our general partner declared a cash distribution to our unitholders of $0.47 per unit for the fourth quarter of 2013, and corresponding distributions on our general partner’s interest and IDRs. The fourth quarter 2013 cash distribution totaling approximately $20.7 million was paid on February 14, 2014 to unitholders of record at the close of business on February 3, 2014. The fourth quarter 2013 cash distribution represents a 5.6% increase over the third quarter 2013 cash distribution of $0.445 per unit and a 20.5% increase over the fourth quarter of 2012 cash distribution of $0.39 per unit. We intend to continue to pay quarterly distributions on our outstanding partnership interests to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates.

In April 2012, we announced approval of our Appelt I expansion project, a $104.0 million project to construct approximately 3.2 million barrels of new crude oil storage capacity near our Houston terminal. During 2013, as part of our Appelt I expansion, we placed into service nine new crude oil storage tanks with a total capacity of 2,970,000 barrels. In January 2014, we completed the Appelt I project by placing 210,000 barrels of storage capacity into service.

In September 2012, we announced approval of our Appelt II expansion project, a $70.0 million project to construct approximately 3.3 million barrels of new crude oil storage capacity, adjacent to our ongoing Appelt I project. This additional storage capacity is expected to be placed into service during the third and fourth quarters of 2014.

In March 2013, we announced an expansion of our relationship with Enterprise and plans to increase our ability to import and export LPG at our terminal on the Houston Ship Channel. In connection with the agreement with Enterprise, we announced a $44.0 million expansion project to construct a new vessel dock and add infrastructure to existing docks. The dock expansion project is expected to be completed by the end of 2014. In January 2014, we announced a further expansion of our terminal service agreement with Enterprise to handle increased volumes of LPG exports at our Houston terminal. Under the amended agreement, the primary contract term was extended to 50 years from the February 1, 2014 effective date, and the exclusivity provisions relating to the Houston Ship Channel in the prior agreement were expanded to cover all of the U.S. Gulf Coast. The throughput rates and margin sharing provisions in the amended agreement remain unchanged from the prior terminal service agreement.

In November 2013, we announced approval of expansion projects of approximately $101.0 million to construct approximately 3.5 million barrels of additional crude oil storage capacity near our Houston terminal at our Appelt property. One of these projects includes a new 390,000 barrel storage tank expected to be completed by the end of 2014. We anticipate commencing construction on the remaining 3.1 million barrels during the third quarter of 2014, and placing these tanks into service during the fourth quarter of 2015 and first quarter of 2016.

In November 2013, we announced approval of expansion projects of approximately $98.0 million to construct two new crude oil pipelines connecting our Houston facility with Crossroads Junction, which is the termination point of the Houston lateral of TransCanada Corporation’s Gulf Coast Pipeline from Cushing and the origination point of the

HoHo Pipeline. The expansion projects include a new 24-inch pipeline that will give our terminal customers direct access to the origination point of the HoHo Pipeline, which is expected to transport crude oil from the Houston area eastbound to refining centers in Texas and Louisiana. The expansion projects also include a new 36-inch pipeline that will give our terminal customers access to the termination point of TransCanada Corporation’s Gulf Coast Pipeline, which is expected to connect to the Keystone XL pipeline if approved and constructed. The 24-inch pipeline is expected to be completed by the end of 2014, and the 36-inch pipeline is expected to be completed by the end of the first quarter of 2015.

Of the $417.0 million of total expected capital spending for the projects discussed above, approximately $187.5 million has been spent through December 31, 2013. We anticipate funding the remainder of these projects and other capital spending primarily with cash on hand and long-term borrowings from OT Finance.

OTH Loan Agreements

OTH has a ten-year, $125.0 million unsecured loan agreement with OT Finance (the “$125.0 million Loan Agreement”) for the purpose of financing the purchase of property, plant and equipment, with a maturity date of December 15, 2022. At December 31, 2013, OTH had $125.0 million of outstanding borrowings under this loan agreement at a fixed interest rate of 4.55% per annum.

On June 26, 2013, OTH entered into the $50.0 million Loan Agreement with OT Finance for the purpose of financing the purchase of property, plant and equipment, with a maturity date of June 30, 2023. At December 31, 2013, OTH had $50.0 million of outstanding borrowings under this loan agreement at a fixed interest rate of 5.435% per annum.

For additional information on the $125.0 million Loan Agreement and the $50.0 million Loan Agreement, see Note 8 in the Notes to Consolidated Financial Statements.

OILT Credit Agreement
Our Credit Agreement with OT Finance, which we amended in November 2012, is a $150.0 million credit agreement, with a maturity date of November 30, 2017. From time to time upon our written request and in the sole determination of OT Finance, the revolving credit commitment can be increased up to an additional $75.0 million, for a maximum revolving credit commitment of $225.0 million. Borrowings bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.65% to 2.50% depending upon a leverage-based grid. Any unused portion of the revolving line of credit is subject to a commitment fee of 0.35% per annum. In November 2013, we repaid $56.0 million outstanding under the Credit Agreement with proceeds from our public equity offering. See Note 9 in the Notes to Consolidated Financial Statements. As of December 31, 2013, OILT had no borrowings outstanding under the Credit Agreement.

For additional information on the OILT Credit Agreement, see Note 8 in the Notes to Consolidated Financial Statements.

Potential OTA Financial Support

OTA and other members of the Oiltanking Group, including OT Finance, may elect, but are not obligated, to provide financial support to us under certain circumstances, such as in connection with an acquisition or expansion capital project. Our partnership agreement contains provisions designed to facilitate the Oiltanking Group’s ability to provide us with financial support while reducing concerns regarding conflicts of interest by defining certain potential financing transactions between OTA and other members of the Oiltanking Group, including OT Finance, on the one hand, and us, on the other hand, as fair to our unitholders. In that regard, the following forms of potential Oiltanking Group financial support do not require approval by the Conflicts Committee of the board of directors of our general partner and will be deemed fair to our unitholders, and will not constitute a breach of any fiduciary or other duty owed to us by our general partner, if consummated on terms no less favorable than described below:

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

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cash provided by (used in):
Operating activities	$134,301	$75,254	$56,376
Investing activities	(255,971)	(162,527)	(45,304)
Financing activities	131,931	70,508	4,018
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

Operating Activities

2013 Compared to 2012. Net cash flows provided by operating activities for the year ended December 31, 2013 increased by $59.0 million, or 78.5%, to $134.3 million from $75.3 million for the year ended December 31, 2012. The increase was primarily attributable to an increase in storage service fee revenues, throughput fee revenues and ancillary service fee revenues, partially offset by increased operating and SG&A expenses.

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

Investing Activities

2013 Compared to 2012. Net cash flows used in investing activities for the year ended December 31, 2013 increased by $93.4 million, or 57.5%, to $256.0 million from $162.5 million for the year ended December 31, 2012. The increase is primarily attributable to an increase in fixed asset purchases of $30.8 million relating to our various expansion projects, the purchase of intangible assets of $3.7 million, partially offset by an increase of $59.3 million in the issuance of notes receivable, net of collections, from OT Finance.

2012 Compared to 2011. Net cash flows used in investing activities for the year ended December 31, 2012 increased by $117.2 million, or 258.7%, to $162.5 million from $45.3 million for the year ended December 31, 2011. The increase is primarily attributable to an increase in fixed asset purchases of $122.1 million relating to our various expansion projects, partially offset by an increase of $5.6 million in the collections, net of issuance, of notes receivable from OT Finance.

Cash paid for capital expenditures were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011

Maintenance capital expenditures	$3,111	$3,682	$4,160
Expansion capital expenditures	177,561	146,145	23,612
Total capital expenditures	$180,672	$149,827	$27,772

Maintenance capital expenditures are those capital expenditures required to maintain our long-term operating capacity. Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity over the long-term. During the years ended December 31, 2013 and 2012, we spent $177.6 million and $146.1 million, respectively, of expansion capital primarily for the continuing construction of the new storage capacity at our Houston area terminals and associated crude oil pipeline infrastructure investments. During the year ended December 31, 2011, we spent $23.6 million of expansion capital primarily for both the completion of a barge dock at our Beaumont terminal and for the continuing construction of and partial completion of storage capacity at our Houston terminal.

We expect to spend approximately $230.0 million to $250.0 million for capital expenditures for the full year of 2014, of which approximately $8.5 million is expected to relate to maintenance capital expenditures and approximately $10.0 million to $15.0 million is expected to relate to upgrades and improvements to our existing infrastructure to increase throughput capacity and increase our ability to provide fee-based services, such as heating and blending. A majority of the capital expenditures projected for 2014 of approximately $190.7 million relates to storage capacity projects at our Houston area terminals (Appelt II and Appelt III), the LPG dock expansion project and the pipeline expansion projects. See “Item 1. Business — Overview of Business and Business — 2013 Developments and Updates.”

We anticipate the above mentioned capital expenditures will be funded primarily with cash on hand and long-term borrowings from OT Finance.

We believe we have sufficient liquid assets, cash flow from operations and borrowing capacity under the Credit Agreement to meet our financial commitments, debt service obligations and anticipated capital expenditures. We are, however, subject to business and operational risks that could adversely affect our cash flow. A material decrease in our operating cash flows would likely have an adverse effect on our borrowing capacity.

Financing Activities

2013 Compared to 2012. Net cash flows provided by financing activities for the year ended December 31, 2013 increased by $61.4 million to $131.9 million from $70.5 million for the year ended December 31, 2012. The following were the principal factors resulting in the increase in net cash flows provided by financing activities during the year ended December 31, 2013:

•
During the year ended December 31, 2013, we completed a public offering of 2,600,000 common units at a price to the public of $61.65 per unit. The proceeds from the offering, net of underwriting discounts and other offering expenses, totaled approximately $154.3 million, of which $56.0 million was used to repay the outstanding balance under our Credit Agreement. In connection with the offering, our general partner contributed an additional $3.3 million to us to maintain its 2.0% general partner interest in us.

•
During the year ended December 31, 2013, we borrowed $50.0 million under the $50.0 million Loan Agreement. In connection with our borrowings under the $50.0 million Loan Agreement, we paid an arrangement fee of $0.2 million to OT Finance.

•
During the year ended December 31, 2013, we borrowed $100.0 million under the Credit Agreement to finance expansion projects, of which $50.0 million was repaid with proceeds from our $50.0 million Loan Agreement and $56.0 million was repaid with proceeds from a public offering of common units in November 2013.

•
During the year ended December 31, 2012, we borrowed $125.0 million under the $125.0 million Loan Agreement and $6.0 million under the Credit Agreement to finance expansion projects. In connection with our entry into the $125.0 million Loan Agreement and an amendment of the Credit Agreement, we paid arrangement fees totaling $1.3 million to OT Finance.

•
During the years ended December 31, 2013 and 2012, we paid $66.9 million ($1.665 per unit) and $56.6 million ($1.425 per unit), respectively, of cash distributions to our limited partners and general partner.

•	During the years ended December 31, 2013 and 2012, we repaid $2.5 million and $2.5 million of notes payable to an affiliate, respectively.

2012 Compared to 2011. Net cash flows provided by financing activities for the year ended December 31, 2012 increased by $66.5 million to $70.5 million from $4.0 million for the year ended December 31, 2011. The following were the principal factors resulting in the increase in net cash flows provided by financing activities during the year ended December 31, 2012:

•
During the year ended December 31, 2012, we borrowed $125.0 million under the $125.0 million Loan Agreement and $6.0 million under the Credit Agreement to finance expansion projects. In connection with our entry into the $125.0 million Loan Agreement and an amendment of the Credit Agreement, we paid arrangement fees totaling $1.3 million to OT Finance.

•
During the year ended December 31, 2012, we paid $56.6 million ($1.425 per unit) of cash distributions to our limited partners and general partner. During the year ended December 31, 2011, we paid $10.6 million ($0.2678 per unit) of cash distributions to our limited partners and general partner as we were only public for a portion of the year.

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

•
During the year ended December 31, 2011, we received net proceeds of $231.2 million from the issuance of 11,500,000 common units in our IPO, after deducting underwriting discounts and structuring fees. We incurred an additional $3.4 million of costs associated with our IPO, resulting in total net proceeds from our IPO of $227.8 million.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to select appropriate accounting principles from those available, to apply those principles consistently and to make reasonable estimates and assumptions that affect revenues and associated costs as well as reported amounts of assets and liabilities, and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties. We evaluate estimates and assumptions on a regular basis. We base our respective estimates on historical experience and various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates and assumptions used in preparation of our consolidated financial statements. We consider the following policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows.

Long-Lived Assets

At December 31, 2013 and 2012, the net book value of our property, plant and equipment was $585.8 million and $418.3 million, respectively. Property, plant and equipment is generally recorded at its original acquisition cost, and its carrying value accounted for approximately 80.4% of our consolidated assets at December 31, 2013.

The cost of long-lived assets is generally depreciated on a straight-line basis over the estimated useful lives of the assets ranging from 4 to 40 years. Useful lives are based on historical experience, contract expiration or other reasonable basis, and are adjusted when changes in planned use, technological advances or other factors indicate that a different life would be more appropriate. Changes in useful lives that do not result in the impairment of an asset are recognized prospectively. Depreciation and amortization expense was $20.4 million, $15.9 million and $15.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

In general, long-lived assets, including property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Such events or changes include, among other factors:  operating losses, unused capacity, market value declines, technological developments resulting in obsolescence, changes in demand for products in a market area, changes in competition and competitive practices and changes in governmental regulations or actions. In determining whether the carrying value of our long-lived assets is impaired, we make a number of subjective assumptions including, whether there is an indication of impairment and the extent of any such impairment.

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
These future cash flow estimates (both undiscounted and discounted) are based on historical results, adjusted to reflect our best estimate of future market and operating conditions. Uncertainty associated with these cash flow estimates include assumptions regarding demand for the crude oil, refined petroleum products and LPG that we transport, store and distribute, volatility and prices of crude oil and refined petroleum products, the level of domestic oil and gas production, discount rates (for discounted cash flows) and potential future sources of cash flows. Such estimates of future undiscounted net cash flows are highly subjective and are based on numerous assumptions about future operations and market conditions.

There were no impairments recorded for the years ended December 31, 2013, 2012 and 2011.

Contingencies

It is common in our industry to be subject to proceedings, lawsuits or other claims related to environmental, labor, product liability or other matters. Among the many uncertainties that impact our estimates of environmental and other contingent liabilities are the potential involvement in lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters, as well as the uncertainties that exist in operating our storage facilities, associated pipeline systems and related facilities. Accruals for contingent liabilities are recorded when our assessment indicates that it is probable that a liability has been incurred and the amount of liability can be reasonably estimated. Such accruals may include estimates and are based on all known facts at the time and our assessment of the ultimate outcome. Our estimates for contingent liability accruals are increased or decreased as additional information is obtained or resolution is achieved.
Our insurance does not cover every potential risk associated with operating our storage facilities, pipeline systems and related facilities, including the potential loss of significant revenues. We believe we are adequately insured for liability and property damage to others with respect to our operations. With respect to all of our coverage, we may not be able to maintain adequate insurance in the future at rates we consider reasonable.

At December 31, 2013 and 2012, there were no material accruals for contingencies in the accompanying consolidated financial statements. At December 31, 2013 and 2012, we had not identified any environmental obligations that would require an accrual in our consolidated financial statements. Although the resolution of uncertainties historically has not had a material impact on our results of operations or financial condition, we cannot provide assurance that actual amounts will not vary significantly from estimated amounts.

Other Considerations

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$190,800	$2,500	$5,000	$5,000	$178,300
Interest payments (1)	82,707	10,025	19,514	18,215	34,953
Purchase commitments (2), (4)	10,895	10,895	—	—	—
Capital expenditure obligations (3), (4)	20,115	20,115	—	—	—
Total contractual cash obligations	$304,517	$43,535	$24,514	$23,215	$213,253
___________

(1)
Interest payments include amounts due on our currently outstanding notes payable to an affiliate, $125.0 million Loan Agreement and $50.0 million Loan Agreement, and commitment fees due on our Credit Agreement.

(2)
We have short-term purchase obligations for products and services with third-party suppliers primarily related to construction on our expansion projects. Our estimated future payment obligations are based on the contractual price under each contract for products and services at December 31, 2013.

(3)
We have short-term payment obligations relating to capital projects we have initiated. These obligations represent unconditional payment obligations we have agreed to pay vendors for services rendered or products purchased and are included in accounts payable and accrued expenses on our consolidated balance sheet as of December 31, 2013.

(4)	Although we are not contractually committed, we have announced approximately $417.0 million of approved expansion projects, of which approximately $230.0 million has not yet been incurred.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Related Party Transactions
For more information regarding related party transactions, see “Item 13. Certain Relationships and Related Transactions, and Director Independence” and Notes 3, 8 and 9 in the Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to the crude oil, refined petroleum products and LPG we handle and store, and therefore, we do not have direct exposure to risks associated with fluctuating commodity prices. However, we may be indirectly impacted by commodity prices in some instances as a result of the margin sharing component in our terminal service agreement with Enterprise. The throughput revenue we receive on qualifying vessels under this arrangement is determined based on a number of factors, including: (i) the volumes of LPG transported across our docks and (ii) the margin Enterprise receives on those volumes. For more information, see “Item 1A. Risk Factors — A decrease in the volume of LPG transported across our docks, or a decrease in the margin our LPG customer receives subject to our margin sharing arrangement, could negatively impact the throughput revenues we earn.”

In addition, our terminal services agreements with our storage customers are generally indexed to inflation and contain fuel surcharge provisions designed to substantially mitigate our exposure to increases in fuel prices and the cost of other supplies used in our business.

At December 31, 2013, we did not have any variable rate indebtedness. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any risk management contracts.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of OTLP GP, LLC, as General Partner of Oiltanking Partners, L.P. and
the Partners of Oiltanking Partners, L.P.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Oiltanking Partners, L.P. (the “Partnership”) as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, cash flows and partners’ capital for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oiltanking Partners, L.P. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oiltanking Partners, L.P.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2014, expressed an unqualified opinion thereon.

/s/  BDO USA, LLP

Houston, Texas
February 24, 2014

OILTANKING PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)

	December 31,
	2013	2012
Assets:
Current assets:
Cash and cash equivalents	$17,332	$7,071
Receivables:
Trade	18,013	12,160
Affiliates	127	615
Other	613	313
Notes receivable, affiliate	100,000	28,000
Prepaid expenses and other	1,502	1,290
Total current assets	137,587	49,449
Property, plant and equipment, net	585,826	418,289
Intangible assets	3,739	—
Other assets, net	1,822	1,482
Total assets	$728,974	$469,220
Liabilities and partners’ capital:
Current liabilities:
Accounts payable and accrued expenses	$38,104	$29,399
Current maturities of long-term debt, affiliate	2,500	2,500
Accounts payable, affiliates	4,264	2,049
Total current liabilities	44,868	33,948
Long-term debt, affiliate, less current maturities	188,300	146,800
Deferred revenue	2,159	2,544
Total liabilities	235,327	183,292
Commitments and contingencies (Note 17)
Partners’ capital:
Common units (22,049,901 and 19,449,901 units issued and outstanding at December 31, 2013 and 2012, respectively)	418,435	248,176
Subordinated units (19,449,901 units issued and outstanding at December 31, 2013 and 2012)	50,611	36,354
General partner’s interest	24,601	1,398
Total partners’ capital	493,647	285,928
Total liabilities and partners’ capital	$728,974	$469,220

The accompanying notes are an integral part of these consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)

	Year Ended December 31,
	2013	2012	2011

Revenues	$210,950	$135,497	$117,377
Costs and expenses:
Operating	43,910	36,025	31,862
Selling, general and administrative	21,765	18,856	17,985
Depreciation and amortization	20,407	15,901	15,676
(Gain) loss on disposal of fixed assets	(329)	13	544
Gain on property casualty indemnification	(303)	—	(928)
Total costs and expenses	85,450	70,795	65,139
Operating income	125,500	64,702	52,238
Other income (expense):
Interest expense	(7,393)	(1,654)	(5,438)
Loss on early extinguishment of debt	—	—	(6,382)
Interest income	30	33	42
Other income	13	140	431
Total other expense, net	(7,350)	(1,481)	(11,347)
Income before income tax (expense) benefit	118,150	63,221	40,891
Income tax (expense) benefit:
Current	(1,087)	(576)	(5,860)
Deferred	—	—	27,366
Income tax (expense) benefit	(1,087)	(576)	21,506
Net income	$117,063	$62,645	$62,397

Allocation of 2011 net income for earnings per unit calculation:
Net income			$62,397
Net income prior to initial public offering on July 19, 2011			(38,591)
Net income subsequent to initial public offering on July 19, 2011			$23,806

Allocation of net income to partners: (1)
Net income allocated to general partner	$22,096	$1,489	$476
Net income allocated to common unitholders	$48,326	$30,578	$11,665
Net income allocated to subordinated unitholders	$46,641	$30,578	$11,665

Earnings per limited partner unit: (1)
Common unit (basic and diluted)	$2.45	$1.57	$0.60
Subordinated unit (basic and diluted)	$2.40	$1.57	$0.60

Weighted average number of limited partner units outstanding:
Common units (basic and diluted)	19,735	19,450	19,450
Subordinated units (basic and diluted)	19,450	19,450	19,450
_______________________

(1)	Amounts attributable to 2011 are reflective of general and limited partner interest in net income subsequent to the closing of the Partnership’s initial public offering on July 19, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2013	2012	2011

Net income	$117,063	$62,645	$62,397
Postretirement benefit plan adjustment, net of $0, $0 and $33 tax benefit for 2013, 2012 and 2011, respectively	—	—	(62)

Comprehensive income	$117,063	$62,645	$62,335

The accompanying notes are an integral part of these consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$117,063	$62,645	$62,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,407	15,901	15,676
Deferred income tax benefit	—	—	(27,366)
Postretirement net periodic benefit cost	—	—	695
Unrealized gain on investment in mutual funds	—	—	(96)
Increase in cash surrender value of life insurance policies	—	—	(42)
(Gain) loss on disposal of fixed assets	(329)	13	544
Gain on property casualty indemnification	(303)	—	(928)
Amortization of deferred financing costs	196	165	66
Changes in assets and liabilities:
Trade and other receivables	(5,850)	(6,599)	(579)
Federal income taxes due (to) from parent	—	(1,210)	4,174
Prepaid expenses and other assets	(523)	(57)	665
Accounts receivable/payable, affiliates	2,703	1,682	3,754
Accounts payable and accrued expenses	(248)	2,847	(3,070)
Deferred compensation	—	—	453
Deferred revenue	1,185	(133)	33
Total adjustments from operating activities	17,238	12,609	(6,021)
Net cash provided by operating activities	134,301	75,254	56,376
Cash flows from investing activities:
Issuance of notes receivable, affiliate	(111,000)	(52,000)	(38,500)
Collections of notes receivable, affiliate	39,000	39,300	20,200
Payments for purchase of property, plant and equipment	(180,672)	(149,827)	(27,772)
Proceeds from sale of property, plant and equipment	440	—	14
Payment for disposal of assets	—	—	(544)
Purchase of intangible assets	(3,739)	—	—
Proceeds from property casualty indemnification	—	—	1,298
Investment in life insurance policies	—	—	(1,378)
Proceeds from sale of mutual funds	—	—	1,378
Net cash used in investing activities	(255,971)	(162,527)	(45,304)
Cash flows from financing activities:
Borrowings under loan agreement, affiliate	50,000	125,000	—
Borrowings under credit agreement, affiliate	100,000	6,000	—
Payments under credit agreement, affiliate	(106,000)	—	—
Payments under notes payable, affiliate	(2,500)	(2,500)	(127,458)
Debt issuance costs	(225)	(1,250)	(250)
Net proceeds from issuance of common units	154,317	—	227,807
Contribution from general partner	3,271	—	1
Distributions paid to partners	(66,932)	(56,742)	(96,082)
Net cash provided by financing activities	131,931	70,508	4,018
Net increase (decrease) in cash and cash equivalents	10,261	(16,765)	15,090
Cash and cash equivalents — Beginning of period	7,071	23,836	8,746
Cash and cash equivalents — End of period	$17,332	$7,071	$23,836

The accompanying notes are an integral part of these consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Pre-Formation			Post-Formation
			Accumulated Other Comprehensive Loss		Limited Partners’ Interests
	General Partners’ Interests	Limited Partners’ Interests		General Partner’s Interest	Common Units	Subordinated Units	Total

Balance — January 1, 2011	$1,056	$104,595	$(1,602)	$—	$—	$—	$104,049
Net income attributable to the period from January 1, 2011 through July 18, 2011	386	38,205	—	—	—	—	38,591
Postretirement benefit plan adjustment, net of $33 tax benefit	—	—	(62)	—	—	—	(62)
Contributions from partners	—	1	—	—	—	—	1
Net distribution of assets and liabilities to partners	(217)	(21,532)	1,664	—	—	—	(20,085)
Cash distribution to partners	(836)	(82,794)	—	—	—	—	(83,630)
Balance – July 19, 2011, prior to contribution of assets	389	38,475	—	—	—	—	38,864
Contribution of net assets to Oiltanking Partners, L.P. in exchange for common units, subordinated units, incentive distribution rights and a 2% general partner interest	(389)	(38,475)	—	777	11,051	27,036	—
Issuance of common units to public, net of offering costs	—	—	—	—	227,807	—	227,807
Cash distribution to partners	—	—	—	(212)	(5,209)	(5,209)	(10,630)
Net income attributable to the period from July 19, 2011 through December 31, 2011	—	—	—	476	11,665	11,665	23,806
Balance — December 31, 2011	—	—	—	1,041	245,314	33,492	279,847
Net income	—	—	—	1,489	30,578	30,578	62,645
Cash distributions to partners	—	—	—	(1,132)	(27,716)	(27,716)	(56,564)
Balance — December 31, 2012	—	—	—	1,398	248,176	36,354	285,928
Issuance of common units to public, net of offering costs	—	—	—	—	154,317	—	154,317
Contribution from general partner	—	—	—	3,271	—	—	3,271
Net income	—	—	—	22,096	48,326	46,641	117,063
Cash distributions to partners	—	—	—	(2,164)	(32,384)	(32,384)	(66,932)
Balance — December 31, 2013	$—	$—	$—	$24,601	$418,435	$50,611	$493,647

The accompanying notes are an integral part of these consolidated financial statements.

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Organization
Oiltanking Partners, L.P. (“OILT”) is a Delaware limited partnership formed by Oiltanking Holding Americas, Inc. (“OTA”) on March 14, 2011, to engage in the independent terminaling, storage and transportation of crude oil, refined petroleum products and liquefied petroleum gas (“LPG”). OTA owns and controls OILT’s general partner, OTLP GP, LLC (“general partner”). Through its wholly owned subsidiaries, Oiltanking Houston, L.P. (“OTH”) and Oiltanking Beaumont Partners, L.P. (“OTB”), OILT owns and operates storage and terminaling assets located along the United States Gulf Coast on the Houston Ship Channel and in Beaumont, Texas.
As discussed further below, OILT completed its initial public offering (“IPO”), and OTA and its affiliates contributed all of their equity interests in OTH and OTB to OILT on July 19, 2011. Through July 18, 2011, OTH and OTB were wholly owned subsidiaries of OTA. At December 31, 2013 and 2012, OTA owned OILT’s general partner, 7,949,901 common units and 19,449,901 subordinated units. OTA is a wholly owned subsidiary of Oiltanking GmbH. Oiltanking Finance B.V. (“OT Finance”) is a wholly owned finance company of Oiltanking GmbH that serves as the global financing division for the Oiltanking Group’s terminal holdings, including us, and arranges loans and notes at market rates and terms for approved terminal construction projects.
Oiltanking GmbH and its subsidiaries, other than OILT and its subsidiaries, are collectively referred to herein as the “Oiltanking Group.” As used in this document, the terms “we,” “us,” and “our” and similar terms refer to OILT and its subsidiaries, where applicable, unless the context indicates otherwise.
At December 31, 2013, we had outstanding (i) 22,049,901 common units and 19,449,901 subordinated units representing limited partner interests, (ii) a 2.0% general partner interest and (iii) incentive distribution rights (“IDRs”). OTA and its affiliates hold 66.0% of all of our outstanding common and subordinated units (or a 64.7% limited partner interest), and other security holders hold the remaining 34.0% (or a 33.3% limited partner interest). The limited partners collectively hold a 98.0% limited partner interest in OILT, and the general partner holds a 2.0% general partner interest in OILT.

Offerings

IPO. On July 19, 2011, we completed our IPO of 11,500,000 common units, including 1,500,000 common units issued in connection with the underwriters’ exercise of their over-allotment option, at a price to the public of $21.50 per unit. Our common units are listed on the New York Stock Exchange under the symbol “OILT.”

In exchange for OTA and its affiliates contributing all of their equity interests in OTH and OTB to OILT on July 19, 2011, OILT issued an aggregate of 7,949,901 common units and 19,449,901 subordinated units to OTA and its affiliates and IDRs to its general partner.

The net proceeds from our IPO of approximately $231.2 million, after deducting underwriting discounts and structuring fees, were used to: (i) repay intercompany indebtedness owed to OT Finance in the amount of approximately $119.5 million, (ii) pay OT Finance for approximately $1.0 million of interest due on intercompany indebtedness and reimburse OT Finance for approximately $6.4 million of fees incurred in connection with the repayment of such indebtedness, (iii) make distributions to OTA and its affiliates in the aggregate amount of $77.2 million, (iv) pay other offering expenses of approximately $3.4 million and (v) provide us with working capital of approximately $23.7 million.

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

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

an office building, other property and equipment, certain accounts receivable and notes receivable, affiliate. OTH and OTB also made cash distributions to OTA. Net deferred tax assets related to these assets and liabilities were also distributed to OTA. See Note 15 for further information regarding the amounts distributed to OTA.

Follow-on Offering. On November 22, 2013, we completed a public offering of 2,600,000 common units at a price to the public of $61.65 per unit. The proceeds from the offering, net of underwriting discounts and other offering expenses, totaled approximately $154.3 million. In connection with the offering, our general partner contributed an additional $3.3 million to us to maintain its 2.0% general partner interest in us. See Note 9 for further information regarding this offering.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We adhere to the following significant accounting policies in the preparation of our consolidated financial statements.

Basis of Presentation and Principles of Consolidation
Because the contribution of OTH and OTB to OILT was a transaction among businesses under common control, the accounts of OTH and OTB have been reflected retroactively in our financial statements at a carryover basis. Therefore, for periods prior to our IPO, the accompanying consolidated financial statements and related notes present the historical accounts of OTH and OTB. The accompanying consolidated financial statements, to the extent they relate to periods prior to our IPO, may not necessarily be indicative of the actual results of operations that might have occurred if OILT had existed as a separate entity during those periods. In addition, the effects of our IPO, certain related asset and liability transfers, cash distributions and debt extinguishment transactions that occurred in June and July 2011 are reflected in the historical consolidated financial statements on the dates the transactions occurred.

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

Business Segments

We report in one business segment. We derive our revenues from two operating segments — OTH and OTB. The two operating segments have been aggregated into one reportable segment because they have similar long-term economic characteristics, types and classes of customers and provide similar services. The aggregation of operating segments into one reportable segment requires management to evaluate whether there are similar expected long-term

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

economic characteristics for each operating segment, and is an area of significant judgment. If the expected long-term economic characteristics of our operating segments were to become dissimilar, then we could be required to re-evaluate the number of reportable segments.

Capitalization of Interest

Interest on borrowed funds is capitalized on projects during construction based on the approximate average interest rate of our debt. Interest capitalized for the years ended December 31, 2013, 2012 and 2011 was $2.1 million, $1.7 million and $0.6 million, respectively.

Cash and Cash Equivalents

Cash equivalents represent all highly liquid investments with original maturities of three months or less. The carrying value of cash equivalents approximates fair value because of the short-term nature of these investments. At December 31, 2013 and 2012, cash and cash equivalents was comprised of cash held in banks.

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

Contingencies

Certain conditions may exist as of the date our consolidated financial statements are issued that may result in a loss to us, but which will only be resolved when one or more future events occurs or fails to occur. Our management, with input from legal counsel, assesses such contingent liabilities, and such assessment inherently involves an exercise in judgment. In assessing loss contingencies related to legal proceedings pending against us or unasserted claims that may result in proceedings, our management, with input from legal counsel, evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Earnings per Limited Partner Unit

Basic and diluted net income per unit is determined by dividing net income, after deducting the general partner’s interest, allocated to each class of limited partner units, by the weighted average number of limited partner units for such class outstanding during the period. We allocate net income to our limited partners and our general partner in accordance with our partnership agreement. Under the two-class method, because our partnership agreement does not limit distributions to our general partner with respect to IDRs to available cash, we allocate undistributed earnings to our general partner utilizing the distribution waterfall for available cash specified in our partnership agreement. Diluted earnings per limited partner unit reflects, where applicable, the potential dilution that could occur if securities or other agreements to issue additional units of a limited partner class, such as phantom unit awards, were exercised, settled or converted into such units (see Note 10). We currently do not have any of these types of awards outstanding.

Environmental Expenditures

Environmental costs are expensed if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. Liabilities are recorded when site restoration, environmental remediation, cleanup or other obligations are either known or considered probable and can be reasonably estimated. At December 31, 2013 and 2012, we had not identified any environmental obligations that would require an accrual in our consolidated financial statements.

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

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

used to estimate such fair values. The classification within the hierarchy of a financial asset or liability is determined based on the lowest level input that is significant to the fair value measurement. The hierarchy considers fair value amounts based on observable inputs (Levels 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3).

Notes receivable, affiliate are reported in the consolidated balance sheets at amounts which approximate fair value due to the relatively short period to maturity of these financial instruments (Level 2). The carrying values of our fixed-rate debt obligations approximate fair value based upon borrowing rates currently available to us for loans with similar terms (Level 2). The carrying values of our variable-rate debt obligations approximate their fair values because the associated interest rates are market-based. See Note 8 for further details of our fixed-rate and variable-rate debt obligations.

We believe our valuation methods are appropriate and consistent with the values that would be determined by other market participants. However, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Impairment Assessment of Long-Lived Assets

We periodically evaluate whether events or circumstances have occurred that indicate the estimated remaining useful life of long-lived assets, including property and equipment, may warrant revision or that the carrying value of these assets may be impaired. We evaluate the potential impairment of long-lived assets based on undiscounted cash flow expectations for the related asset relative to its carrying value. These future estimates are based on historical results, adjusted to reflect our best estimates of future market and operating conditions. Actual results may vary materially from our estimates, and accordingly may cause a full impairment of the long-lived assets. If a long-lived asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, calculated using a discounted future cash flows analysis. There were no impairments recorded for the years ended December 31, 2013, 2012 and 2011.

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

Effective January 1, 2007, the Texas margin tax applies to legal entities conducting business in Texas, including previously non-taxable entities such as limited partnerships and limited liability partnerships. The margin tax is based on our Texas-sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenues and expenses and therefore has the characteristics of an income tax.

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We allocate net income to our limited partners and our general partner in accordance with our partnership agreement. Under the two-class method, because our partnership agreement does not limit distributions to our general partner with respect to IDRs to available cash, we allocate undistributed earnings to our general partner utilizing the distribution waterfall for available cash specified in our partnership agreement. Cash payments made to our general partner and limited partners are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of earnings per unit.

Postretirement Benefit Plan Obligations

Prior to our IPO, we sponsored an unfunded multi-employer postretirement healthcare benefit plan, covering employees and retirees of OTH, OTB and other subsidiaries of OTA. Because OTH was the primary obligor, the postretirement benefit liabilities represented the present value of all of the benefit obligations of the plan. Postretirement benefit costs were developed from actuarial valuations. Actuarial assumptions were established to anticipate future events and were used in calculating the expense and liabilities related to this plan. These factors included assumptions management made regarding interest rates, rates of increase in health care costs and employee turnover rates, among others. Management reviewed and updated these assumptions on an annual basis. The actuarial assumptions used could have differed from actual results due to changing market rates or other factors. These differences could have impacted the amount of postretirement benefit expense recorded. Effective June 1, 2011, OTA became the sponsor of our postretirement healthcare benefit plan, and our obligations under this plan along with our former employees were transferred to OTA.

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

Revenue Recognition

We provide integrated storage, throughput and ancillary services for third-party companies engaged in the production, distribution and marketing of crude oil, refined petroleum products and LPG. We generate revenues through the provision of services to our customers under a combination of multi-year and month-to-month agreements. Certain agreements contain “take-or-pay” provisions whereby we are entitled to a minimum throughput or storage fee. We recognize revenues when the service is provided, the crude oil, refined petroleum products and LPG are received at or delivered from our terminals or when the customer’s ability to make up the minimum volume has expired, in accordance with the terms of the contracts.

We recognize revenues in accordance with applicable accounting standards. Our assessment of each of the four revenue recognition criteria as they relate to our revenue producing activities is as follows:

•	Persuasive Evidence of an Arrangement Exists. Our customary practices are to enter into a written contract, executed by both the customer and us.

•
Service is Provided.  We consider services provided when the crude oil, refined petroleum products and LPG are shipped through, delivered by or stored in our pipelines, terminals and storage facilities, as applicable.

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

Trade Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are customer obligations due under agreed-upon trade terms. We regularly perform credit evaluations of our customers and generally do not require collateral. We regularly review trade accounts receivable to determine if any receivables could potentially be uncollectible, and if so, include a determined amount in the allowance for doubtful accounts. Based on the information available, we believe no allowance for doubtful accounts was needed at December 31, 2013 and 2012. However, actual write-offs may occur.

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unit-Based Compensation

We have a long-term incentive plan, the Oiltanking Partners, L.P. Long-Term Incentive Plan (the “LTIP”), for employees, consultants and directors of the general partner and those of its affiliates, including Oiltanking North America, LLC (“OTNA”), a subsidiary of OTA, who perform services for us. The LTIP provides for the grant of restricted units, unit options, phantom units, unit payments, unit appreciation rights, other equity-based awards, distribution equivalent rights and performance awards. The LTIP limits the number of common units that may be delivered pursuant to awards under the plan to 3,889,980 units. As of December 31, 2013, no awards have been granted under the LTIP.

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

Total revenues for related party services were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011

Storage and ancillary service fees	$3,317	$3,212	$3,142
Other revenues	—	13	1,565
Total related party revenues	$3,317	$3,225	$4,707

Prior to our IPO, we paid fees directly to Oiltanking GmbH for various general and administrative services, which included, among others, risk management, environmental compliance, legal consulting, information technology, engineering, centralized cash management and certain treasury and financial services. Oiltanking GmbH allocated these costs to us using several factors, such as our tank capacity and total volumes handled. In management’s estimation, the costs charged for these services approximated the amounts that would have been incurred for similar services purchased from third parties or provided by our own employees. Subsequent to our IPO, these services are provided pursuant to the Services Agreement discussed below.

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

We also paid annual maintenance and technical support costs for proprietary software owned by Oiltanking GmbH, which we use in performing terminaling services for our customers. Each terminal location was allocated a portion of the global Oiltanking GmbH maintenance costs based on the number of users located at each facility. In management’s estimation, the costs incurred approximate the amounts that would have been incurred for similar third-party software programs for terminaling operations. Subsequent to our IPO, these services are provided pursuant to the Services Agreement.

During the years ended December 31, 2013, 2012 and 2011, we capitalized $5.5 million, $4.3 million and $0.9 million, respectively, of related party engineering services into construction in progress.

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2013 and 2012, total related party accounts receivable were $0.1 million and $0.6 million, respectively. Total related party accounts payable were $4.3 million and $2.0 million at December 31, 2013 and 2012, respectively. Additionally, we had $6.7 million and $0.1 million within accounts payable and accrued expenses at December 31, 2013 and 2012, respectively, associated with related party administrative fees (see Note 5).

Long-term debt payable to OT Finance, including both current and long-term portions, at December 31, 2013 and 2012, was $190.8 million and $149.3 million, respectively. In July 2011, we repaid approximately $119.5 million of the outstanding notes payable, affiliate, with proceeds from our IPO. We also reimbursed OT Finance for approximately $6.4 million of fees incurred in connection with the repayment of such indebtedness. See Note 8 for further details of our debt and credit agreements.

At December 31, 2013 and 2012, total interest and commitment fees payable to OT Finance under term loans and credit financing arrangements of $0.6 million and $0.6 million, respectively, were included in accounts payable and accrued expenses (see Note 5).

From time to time, we invest cash with OT Finance in short-term notes receivable at then-prevailing market rates. At December 31, 2013 and 2012, we had short-term notes receivable of $100.0 million and $28.0 million, respectively, from OT Finance, bearing weighted-average interest rates of 0.23% and 0.15%, respectively.

The following table summarizes related party operating expenses, selling, general and administrative expenses, interest expense and interest income reflected in the consolidated statements of income for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011

Operating	$15,129	$12,997	$4,795
Selling, general and administrative (1)	17,908	15,952	10,622
Interest expense (net of amounts capitalized)	7,368	1,628	5,413
Loss on early extinguishment of debt	—	—	6,382
Interest income	30	33	42
____________

(1)
Amounts represent selling, general and administrative expenses incurred under the Services Agreement (as defined below) beginning July 19, 2011. For the period from July 19, 2011 through December 31, 2011, we incurred $6.6 million of selling, general and administrative expenses under the Services Agreement. Selling, general and administrative expenses for the years ended December 31, 2013, 2012 and 2011 also include $1.0 million, $1.1 million and $0.3 million, respectively, of costs from OTA related to ongoing maintenance for an invoicing and inventory computer system that are reimbursable under the Services Agreement but not included in the annual fixed fee set forth in the agreement.

See Notes 1 and 15 for a discussion of asset and liability transfers made in connection with our IPO.

Transactions with a Certain Director

One of the directors of our general partner, David L. Griffis, is employed by and a shareholder of the law firm of Crain, Caton & James, P.C., a firm that provides legal counsel to us, as well as to OTA and certain of its other affiliates. Fees for legal services paid to Crain, Caton & James, P.C. for services provided to us totaled $1.2 million, $1.1 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Agreements with Affiliates

Services Agreement. On July 19, 2011, in connection with our IPO, we entered into a services agreement (the “Services Agreement”) with our general partner and OTNA, a subsidiary of OTA, and subsequently amended the Services Agreement in December 2011, pursuant to which OTNA agreed to provide us certain specified selling, general

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The initial term of the Services Agreement is ten years, and it will automatically renew for additional twelve-month periods following the expiration of the initial term unless and until either we or OTNA provide 180 days written notice of intent to terminate the agreement. During the initial term or any renewal term, the annual fixed fee related to selling, general and administrative expenses will be adjusted as necessary each year to account for inflation as measured by the consumer price index. In addition, with the approval of the Conflicts Committee of the board of directors of our general partner, the fee may be adjusted to account for growth in our business or asset base. In January 2013, the annual fixed fee was increased from $14.9 million to $15.1 million as a result of an increase in the consumer price index.
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

The Omnibus Agreement also provides for certain indemnification obligations between us and OTA with respect to the assets which were contributed to us by OTA in connection with the closing of our IPO. OTA’s indemnification obligations to us include the following: (i) for a period of three years after the closing of our IPO, OTA will indemnify us for environmental losses arising out of any event or circumstance associated with the operation of our assets prior to the closing of our IPO of up to $15.0 million in the aggregate, provided that OTA will only be liable to provide indemnification for losses to the extent that the aggregate dollar amount of losses suffered by us exceeds $0.5 million in any calendar year; (ii) until 60 days after the applicable statute of limitations, OTA will indemnify us for any additional federal, state and local income tax liabilities attributable to the ownership and operation of our assets and the assets of our subsidiaries prior to the closing of our IPO; (iii) for a period of three years after the closing of our IPO, OTA will indemnify us for any losses resulting from the failure to have all necessary consents and governmental permits necessary for us to operate our assets in substantially the same manner in which they were used and operated immediately prior to the closing of our IPO; and (iv) for a period of three years after the closing of our IPO, OTA will indemnify us for any losses resulting from our failure to have valid and indefeasible easement rights, rights-of-way, leasehold and/or fee ownership interests in the lands where our assets are located if such failure prevents us from using or operating our assets in substantially the same manner as they were operated immediately prior to the closing of our IPO. The Omnibus Agreement will generally remain in effect so long as OTA controls our general partner, or unless mutually terminated by the parties.

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at the dates indicated (in thousands):

	December 31,
	2013	2012

Land	$23,436	$23,340
Production and terminal facilities	661,184	460,239
Construction in progress	120,761	136,876
Total property, plant and equipment	805,381	620,455
Less: accumulated depreciation	(219,555)	(202,166)
Total property, plant and equipment, net	$585,826	$418,289

Depreciation and amortization expense was $20.4 million, $15.9 million and $15.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Interest costs capitalized as part of the costs of construction in progress were $2.1 million, $1.7 million and $0.6 million during the years ended December 31, 2013, 2012 and 2011, respectively.

During the year ended December 31, 2013, we recognized a gain of $0.3 million from proceeds received for an insurance claim related to damages sustained during a hurricane in 2008. During the year ended December 31, 2011, we recognized gains of $0.9 million, of which $0.7 million was a gain from proceeds received for an insurance claim related to damages sustained during a hurricane in 2008 and $0.2 million was a gain from proceeds received for an insurance claim resulting from property damages which occurred in 2008 to a dock at our Beaumont terminal.

During the year ended December 31, 2013, we recognized a gain of $0.3 million on the disposal of certain terminal assets that were dismantled. During the years ended December 31, 2012 and 2011, we recognized losses of less than $0.1 million and approximately $0.5 million, respectively, on the disposal of certain terminal assets that were dismantled.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at the dates indicated (in thousands):

	December 31,
	2013	2012

Accounts payable, trade	$3,820	$7,891
Accrued capital expenditures	15,120	12,732
Accrued property taxes	6,952	4,987
Accrued sales and other taxes	421	207
Related party interest and commitment fees payable	557	611
Related party administrative fees payable	6,703	60
Deferred revenue	2,609	1,039
Other	1,922	1,872
Total accounts payable and accrued expenses	$38,104	$29,399

6. DEFERRED REVENUE
During 2007, we entered into a modification of a lease, in which we, as a lessor, received a one-time upfront rental payment of $2.5 million, which is being amortized on a straight-line basis over the term of the lease of approximately sixteen years. At December 31, 2013 and 2012, deferred revenue related to this upfront rental payment was $1.4 million

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and $1.6 million, respectively, of which $0.2 million at each date was current and included in accounts payable and accrued expenses.
During 2010, we entered into a modification of a revenue agreement with a customer and received a one-time payment of $2.0 million, which is being amortized on a straight-line basis over the remaining term of the agreement of approximately nine years. At December 31, 2013 and 2012, deferred revenue related to this one-time payment was $1.1 million and $1.4 million, respectively, of which $0.2 million at each date was current and included in accounts payable and accrued expenses.
At December 31, 2011, we had $0.4 million of current deferred revenue related to an advance payment received from a customer, and such amount was included in accounts payable and accrued expenses. During the first quarter of 2012, we completed the construction of pipeline-related assets for the customer, and recognized the deferred revenue of $0.4 million related to the project.

At December 31, 2013 and 2012, we had $2.2 million and $0.6 million, respectively, of current deferred revenue related to a customer throughput and deficiency agreement.

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

In July 2011, OTH elected to be treated as a disregarded entity for U.S. federal income tax purposes. Upon the change in tax status of OTH, we recognized a non-recurring income tax benefit of $27.1 million related to the elimination of all of our deferred tax accounts, which is included in our consolidated statements of income for the year ended December 31, 2011.

Due to our status as a partnership, we and our subsidiaries, including OTH and OTB, are not subject to U.S. federal or state income taxes, with the exception of the Texas margin tax.

Total income tax expense differed from the amounts computed by applying the tax rate to income before income tax expense as a result of the following for the periods indicated (in thousands):

Year Ended December 31,
2011

Income before income tax benefit	$40,891
U.S. federal corporate statutory rate	35%
Expected income tax expense	(14,312)
OILT, OTB and OTH income not subject to income tax	8,974
Elimination of deferred tax account balances	27,052
Texas margin tax, net of federal income tax benefit	(208)
Total income tax benefit	$21,506

During the years ended December 31, 2013 and 2012, we recorded $1.1 million and $0.6 million, respectively, of income tax expense related to the Texas margin tax.

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our policy is to classify any interest and penalties associated with income taxes as income tax expense. During the years ended December 31, 2013, 2012 and 2011, we did not recognize any amounts in respect of potential interest and penalties associated with income taxes.

Our 2009 through 2013 tax years are potentially subject to examination by the federal and state taxing authorities because the statutes of limitations for those years have not closed.

8. DEBT

Long-term debt, affiliate, consists of the following at the dates indicated (in thousands):

	December 31,
	2013	2012

6.78% Note due 2019 – OTH	$5,400	$6,300
7.45% Note due 2019 – OTB	4,800	5,600
7.02% Note due 2020 – OTB	5,600	6,400
4.55% OTH $125.0 million Loan Agreement, due 2022	125,000	125,000
5.435% OTH $50.0 million Loan Agreement, due 2023	50,000	—
OILT Credit Agreement, due 2017	—	6,000
Total debt	190,800	149,300
Less current portion	(2,500)	(2,500)
Total long-term debt, affiliate	$188,300	$146,800

The following table presents the scheduled maturities of principal amounts of our debt obligations for the next five years and in total thereafter (in thousands):

Years Ending
December 31,

2014	$2,500
2015	2,500
2016	2,500
2017	2,500
2018	2,500
Thereafter	178,300
Total	$190,800

In connection with our IPO, we repaid intercompany indebtedness owed to OT Finance in the amount of approximately $119.5 million, reimbursed OT Finance for approximately $6.4 million of fees incurred in connection with the repayment of such indebtedness, and paid $1.0 million of interest. The $6.4 million payment is reflected as a loss on the early extinguishment of debt in our consolidated statement of income for the year ended December 31, 2011.

At December 31, 2013, under the most restrictive terms of our covenants, partners’ capital of $316.2 million was available for distribution.

OTH and OTB Notes
At December 31, 2013, we have three outstanding notes with OT Finance. Two of the outstanding notes contain loan covenants requiring OTB to maintain certain debt, leverage and equity ratios and prohibit OTB from pledging its assets to third parties or incurring any indebtedness other than from OT Finance without its consent. At December 31,

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2013 and 2012, no assets had been pledged to third parties. The loan covenants in these agreements require OTB to maintain certain Financial Parameters (as such term is defined in the note agreements), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are defined in the note agreements). At December 31, 2013, OTB’s ratio of Stockholders’ Equity to non-current assets, the ratio of EBITDA to Total Debt Service and the ratio of Net Financial Indebtedness to EBITDA (as such terms are defined in the note agreements) were 97.1%, 9.0 and 0.12, respectively. At December 31, 2013, OTB was in compliance with all covenants under the respective note agreements.

OTH Loan Agreements

On May 16, 2012, OTH entered into a ten-year $125.0 million unsecured loan agreement with OT Finance (the “$125.0 million Loan Agreement”) for the purpose of financing the purchase of property, plant and equipment, through which borrowings were available through December 15, 2012, with a maturity date of December 15, 2022. During its availability period, interest on borrowings outstanding under this loan agreement was calculated on the basis of an annual interest rate determined by OT Finance, which represented OT Finance’s cost of funds, plus a margin of 2.70% per annum. In October 2012, OTH agreed to fix the interest rate applicable to borrowings under this loan agreement after the availability period at 4.55% per annum (calculated as the USD Swap Rate for ten years as of the date of determination of 1.85% plus a margin of 2.70%). A commitment fee of 1.00% per annum was calculated on the undrawn amount of the $125.0 million Loan Agreement and paid at the end of each month during the availability period. Interest that accrued during the availability period was payable at the end of the availability period. After the availability period, interest payments are payable semi-annually, beginning in December 2012. OTH paid an arrangement fee in June 2012 of $0.8 million to OT Finance, the expense of which was deferred and is being amortized over the term of the loan agreement. At December 31, 2013 and 2012, OTH had $125.0 million of outstanding borrowings under this loan agreement at a fixed interest rate of 4.55% per annum.

On June 26, 2013, OTH entered into a ten-year $50.0 million unsecured loan agreement with OT Finance (the “$50.0 million Loan Agreement”) for the purpose of financing the purchase of property, plant and equipment, through which borrowings were available through August 31, 2013, with a maturity date of June 30, 2023. During its availability period, interest on borrowings outstanding under this loan agreement was calculated on the basis of an annual interest rate determined by OT Finance, which represented OT Finance’s cost of funds, plus a margin of 2.60% per annum. After the end of the availability period and through the maturity date, interest is calculated on the basis of the USD swap rate for ten years, plus a margin of 2.60% per annum. Interest that accrued during the availability period was payable at the end of the availability period. After the availability period, interest payments are payable semi-annually, beginning in December 2013. OTH paid an arrangement fee in July 2013 of $0.2 million to OT Finance, the expense of which was deferred and is being amortized over the term of the loan agreement. In July 2013, OTH borrowed $50.0 million under this loan agreement, and the proceeds were used to repay outstanding balances under the revolving line of credit agreement (discussed below). In July 2013, OTH also agreed to fix the interest rate applicable to borrowings under this loan agreement after the availability period at 5.435% per annum (calculated as the USD swap rate for ten years as of the date of determination of 2.835% plus a margin of 2.60%). At December 31, 2013, OTH had $50.0 million of outstanding borrowings under this loan agreement at a fixed interest rate of 5.435% per annum.

The loan agreements contain covenants restricting the ability of OTH to take certain actions without the consent of OT Finance, including incurring additional indebtedness, pledging its assets or amending its organizational documents. The loan agreements contain borrowing conditions and events of default, including events of default triggered by (i) OTH failing to satisfy the Financial Parameters and other covenants described in this paragraph after more than 30 days’ notice, (ii) OTH failing to repay borrowings under the loan agreements when they become due, and (iii) OTH ceasing to be controlled by Oiltanking GmbH. The loan agreements require OTH to maintain certain Financial Parameters (as such term is defined in the loan agreements), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater, and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are described in the loan agreements). At December 31, 2013, OTH’s ratio of Stockholders’ Equity to non-current assets, the ratio of EBITDA to Total Debt Service and the ratio of Net Financial Indebtedness to EBITDA (as such terms are defined in the loan agreements) were 60.2%, 15.3 and 1.35, respectively. At December 31, 2013, OTH was in compliance with all covenants contained in the loan agreements.

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OILT Credit Agreement
On November 7, 2012, OILT entered into Addendum No. 2 to its unsecured revolving line of credit agreement with OT Finance to increase the amount of the revolving credit commitment from $50.0 million to $150.0 million and to extend the maturity date from June 30, 2013 to November 30, 2017 (as amended, the “Credit Agreement”). From time to time upon OILT’s written request and in the sole determination of OT Finance, the revolving credit commitment can be increased up to an additional $75.0 million, for a maximum revolving credit commitment of $225.0 million. Borrowings bear interest at LIBOR plus a margin ranging from 1.65% to 2.50% depending upon a leverage-based grid. Any unused portion of the revolving line of credit is subject to a commitment fee of 0.35% per annum. OILT paid an arrangement fee of $0.5 million to OT Finance in November 2012 in connection with the amendment, the expense of which has been deferred and is being amortized over the term of the Credit Agreement. In November 2013, OILT repaid $56.0 million outstanding under the Credit Agreement with proceeds from our public offering of units (see Note 9). As of December 31, 2013, OILT had no borrowings outstanding under the Credit Agreement. As of December 31, 2012, OILT had $6.0 million of outstanding borrowings under the Credit Agreement at a weighted average interest rate of 2.44% per annum.

The Credit Agreement requires OILT to maintain, on an calendar year basis, certain Financial Parameters (as such term is defined in the Credit Agreement), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are defined in the Credit Agreement). At December 31, 2013, OILT’s ratio of Stockholders’ Equity to non-current assets, the ratio of EBITDA to Total Debt Service and the ratio of Net Financial Indebtedness to EBITDA (as such terms are defined in the Credit Agreement) were 83.5%, 2.2 and 1.19, respectively. At December 31, 2013, OILT was in compliance with all covenants contained in the Credit Agreement.

9. PARTNERS’ CAPITAL AND DISTRIBUTIONS
Summary of Changes in Outstanding Units
The following is a reconciliation of our limited partner units outstanding for the periods indicated:

	Limited Partner Units
	Common	Subordinated	Total

Limited partner units outstanding at December 31, 2010	—	—	—
Units issued in exchange for contribution of net assets to OILT	7,949,901	19,449,901	27,399,802
Units issued in IPO on July 19, 2011	11,500,000	—	11,500,000
Limited partner units outstanding at December 31, 2011	19,449,901	19,449,901	38,899,802
Units issued in 2012	—	—	—
Limited partner units outstanding at December 31, 2012	19,449,901	19,449,901	38,899,802
Units issued in public offering in November 2013	2,600,000	—	2,600,000
Limited partner units outstanding at December 31, 2013	22,049,901	19,449,901	41,499,802

Initial Public Offering
As discussed in Note 1, in connection with the closing of our IPO, OTA and its affiliates contributed their interests in OTH and OTB to us, and we issued an aggregate of 7,949,901 common units and 19,449,901 subordinated units, both of which represent limited partner interests, to OTA and its affiliates, and issued IDRs to our general partner.

On July 19, 2011, we issued 11,500,000 common units to the public, which included 1,500,000 common units issued pursuant to the underwriters’ exercise of their over-allotment option. The net proceeds from our IPO of approximately $231.2 million, after deducting underwriting discounts and structuring fees, were used to: (i) repay intercompany indebtedness owed to OT Finance in the amount of approximately $119.5 million, (ii) pay OT Finance for approximately $1.0 million of interest due on intercompany indebtedness and reimburse OT Finance for approximately $6.4 million of fees incurred in connection with the repayment of such indebtedness, (iii) make

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

distributions to OTA and its affiliates in the aggregate amount of $77.2 million, (iv) pay other offering expenses of approximately $3.4 million and (v) provide us working capital of approximately $23.7 million.

Equity Offering

On November 22, 2013, we completed a public offering of 2,600,000 common units at a price to the public of $61.65 per unit. The proceeds from the offering, net of underwriting discounts and other offering expenses, totaled approximately $154.3 million and were used to repay outstanding balances under the Credit Agreement, fund capital projects and for general partnership purposes. In connection with the offering, our general partner contributed an additional $3.3 million to us to maintain its 2.0% general partner interest in us.

Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date.

The following table details the distributions paid during or pertaining to the years ended December 31, 2013, 2012 and 2011 (in thousands, except per unit amounts):

		Common and	General	Incentive		Distributions
	Date Paid	Subordinated	Partner’s	Distribution		per Limited
Date Declared	or To Be Paid	Units	2% Interest	Rights	Total	Partner Unit

October 20, 2011	November 14, 2011	$10,418	$212	$—	$10,630	$0.2678
January 23, 2012	February 14, 2012	$13,226	$270	$—	$13,496	$0.34
April 23, 2012	May 14, 2012	$13,614	$278	$—	$13,892	$0.35
July 19, 2012	August 14, 2012	$14,004	$286	$—	$14,290	$0.36
October 18, 2012	November 14, 2012	$14,588	$298	$—	$14,886	$0.375
January 22, 2013	February 14, 2013	$15,171	$310	$11	$15,492	$0.39
April 22, 2013	May 14, 2013	$15,754	$324	$100	$16,178	$0.405
July 22, 2013	August 14, 2013	$16,532	$342	$238	$17,112	$0.425
October 21, 2013	November 14, 2013	$17,310	$363	$477	$18,150	$0.445
January 21, 2014	February 14, 2014	$19,505	$415	$827	$20,747	$0.47

Our partnership agreement requires that we distribute all of our available cash (as defined in our partnership agreement) each quarter in the following manner:

•
first, 98.0% to the holders of our common units and 2.0% to our general partner, until each common unit has received the minimum quarterly distribution of $0.3375 plus any arrearages from prior quarters;

•	second, 98.0% to the holders of our subordinated units and 2.0% to our general partner, until each subordinated unit has received the minimum quarterly distribution of $0.3375; and

•	third, 98.0% to all unitholders pro rata, and 2.0% to our general partner, until each unit has received a quarterly distribution of $0.38813.

The general partner’s IDRs provide that if cash distributions to our unitholders exceed $0.38813 per common unit and subordinated unit in any quarter, our unitholders and our general partner will receive, including its 2.0% general partner interest, distributions according to the following percentage allocations:

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our general partner, as the initial holder of all of our IDRs, has the right, at any time when there are no subordinated units outstanding and it has received incentive distributions at the highest level to which it is entitled (48.0%, in addition to distributions paid on its 2.0% general partner interest) for each of the prior four consecutive whole fiscal quarters, to reset the initial target distribution levels at higher levels based on our cash distributions at the time of the exercise of the reset election. If our general partner elects to reset the target distribution levels, it will be entitled to receive a number of common units and a general partner interest necessary to maintain its general partner interest in us immediately prior to the reset election. The number of common units to be issued to our general partner will equal the number of common units that would have entitled the holder to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions to our general partner on the IDRs in such prior two quarters.

If our general partner transfers all or a portion of the IDRs in the future, then the holder or holders of a majority of our IDRs will be entitled to exercise the reset election. Assuming our general partner holds all of the IDRs at the time a reset election is made, following a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on the same percentage increases above the reset minimum quarterly distribution as the current target distribution levels.

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

The subordination period will end on the first business day after we have earned and paid at least: (i) $1.35 (the minimum quarterly distribution on an annualized basis) on each outstanding common unit and subordinated unit and the corresponding distribution on our general partner’s 2.0% interest for each of three consecutive, non-overlapping four-quarter periods ending on or after September 30, 2014; or (ii) $2.025 (150.0% of the annualized minimum quarterly distribution) on each outstanding common unit and subordinated unit and the corresponding distribution on our general partner’s 2.0% interest and the related distribution on the IDRs for the four-quarter period immediately preceding that date, in each case provided there are no arrearages on our common units at that time. Since our IPO in July 2011, we have paid at least the minimum quarterly distribution on our common units in all quarters. If we continue to pay distributions from available cash and generate operating surplus (as defined in our partnership agreement) at a rate consistent with prior periods, the subordination period is expected to end following our payment of the distribution for the quarter ending September 30, 2014.

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

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. EARNINGS PER LIMITED PARTNER UNIT

The following table sets forth the computation of basic and diluted earnings per limited partner unit for the periods indicated (amounts in thousands, except per unit data):

			July 19, 2011
	Year Ended		through
	December 31,		December 31,
	2013	2012	2011

Net income	$117,063	$62,645	$62,397
Net income prior to IPO on July 19, 2011	—	—	(38,591)
Net income subsequent to IPO on July 19, 2011	117,063	62,645	23,806

Less: General partner’s incentive distribution earned (1)	19,755	237	—
Less: General partner’s 2.0% ownership interest	2,341	1,252	476
Net income allocated to limited partners	$94,967	$61,156	$23,330

Numerator for basic and diluted earnings per limited partner unit:
Allocation of net income among limited partner interests:
Net income allocable to common units	$48,326	$30,578	$11,665
Net income allocable to subordinated units	46,641	30,578	11,665
Net income allocated to limited partners	$94,967	$61,156	$23,330

Denominator:
Basic and diluted weighted average number of limited partner units outstanding:
Common units	19,735	19,450	19,450
Subordinated units	19,450	19,450	19,450

Basic and diluted net income per limited partner unit:
Common units	$2.45	$1.57	$0.60
Subordinated units	$2.40	$1.57	$0.60
____________

(1)
Based on the amount of net income for the years ended December 31, 2013 and 2012, our general partner was allocated income associated with its IDRs for these periods. Under the two-class method, because our partnership agreement does not limit distributions to our general partner with respect to IDRs to available cash, we allocate undistributed earnings to our general partner utilizing the distribution waterfall for available cash specified in our partnership agreement. Cash payments made to our general partner and limited partners are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of earnings per unit.

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. EMPLOYEE BENEFITS

401(K) Retirement Plan

We previously sponsored a retirement plan which is available to all employees who have six months of continuous service and covers all employees of OTA. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 and is qualified under Section 401(k) of the Internal Revenue Code. The contributions to the plan, as determined by management, are discretionary but may not exceed the maximum amount deductible under the applicable provisions of the Internal Revenue Code. Historically, we made contributions into the plan on behalf of all OTA subsidiaries and were then reimbursed by the related subsidiary. Our contributions to the retirement plan, net of amounts charged to other OTA entities, was $0.8 million for the year ended December 31, 2011. Effective June 1, 2011, in anticipation of our IPO, our former employees were transferred to OTA, and OTA became the sponsor of the 401(k) retirement plan. Subsequent to our entry into the Services Agreement (see Note 3), costs for the 401(k) retirement plan are incurred by OTA and billed to us by OTA pursuant to the Services Agreement.

Deferred Compensation Plan

Effective August 15, 1994, we adopted a special non-qualified deferred compensation plan for the purpose of providing deferred compensation to certain employees. The plan provides for elective salary deferrals by participants and discretionary contributions by us as defined by the plan. We recognized $0.1 million of accrued compensation to participants for the year ended December 31, 2011. Payments of accrued compensation totaled $0.2 million for the year ended December 31, 2011. We purchased life insurance policies on certain of our employees and invested in mutual funds to assist in funding the deferred compensation liability. All payments of accrued compensation to participants were funded by our operating cash flows. Employee deferrals totaled $0.4 million for the year ended December 31, 2011. The deferred compensation liability was determined by hypothetical investment accounts based on actual mutual funds or money market funds selected by each participant. On June 1, 2011, in anticipation of our IPO, the deferred compensation plan obligations, related insurance policies and mutual funds, along with our former employees, were transferred to OTA. Subsequent to our entry into the Services Agreement (see Note 3), costs for the deferred compensation plan are incurred by OTA and billed to us by OTA pursuant to the Services Agreement.

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

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our net periodic benefit costs for the period indicated (in thousands):

Year Ended December 31,
2011

Service cost	$447
Interest cost	190
Amortization of unrecognized amounts:
Prior service cost	47
Net actuarial loss	11
Net periodic benefit costs	$695

The following table presents changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the period indicated (in thousands):

Year Ended December 31,
2011

Current period net loss	$(153)
Amortization of prior service cost	47
Amortization of prior net actuarial loss	11
Total recognized in other comprehensive loss	(95)
Net periodic postretirement benefit cost	(695)
Total recognized in net periodic postretirement benefit cost
and other comprehensive income	$(790)

The assumptions used in determining net benefit cost were as follows for the period indicated:

Year Ended December 31,
2011

Weighted average expense assumptions:
Discount rate at the beginning of year	5.68%
Initial health care cost trend rate (1)	9.50%
Ultimate health care cost trend rate	5.00%
Number of years to reach ultimate trend	10
__________

(1)	Rate represents assumed medical cost trend rate for all employee costs. Drug costs have a trend rate of 8.5%.

The discount rates are based on a discount rate analysis using the Citigroup Pension Discount Curve and the expected postretirement benefit cash flows. The resulting discount rates are consistent with the duration of plan liabilities.

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. INTEREST EXPENSE

The following table presents the components of interest costs incurred for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011

Related party interest expense	$(9,509)	$(3,377)	$(6,032)
Capitalized related party interest	2,140	1,749	619
Other	(24)	(26)	(25)
Total interest expense	$(7,393)	$(1,654)	$(5,438)

14. MAJOR CUSTOMERS

The following table presents the percentage of revenues and receivables associated with our significant customers for the periods indicated:

	% of Revenues			% of Receivables
	Year Ended December 31,			December 31,
	2013	2012	2011	2013	2012

Enterprise Products Partners L.P.	29%	13%	12%	38%	15%
ExxonMobil Corporation	9%	11%	12%	2%	10%
LyondellBasell Industries, N.V.	9%	12%	13%	11%	3%
BP p.l.c.	8%	16%	15%	6%	18%
Royal Dutch Shell plc	7%	9%	11%	10%	15%
Total percentages associated with significant customers	62%	61%	63%	67%	61%

No other customer accounted for more than 10% of our revenues during the years ended December 31, 2013, 2012 and 2011.

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011

Cash paid for interest of $9,369, $2,888 and $13,020 (net of capitalized interest) (1)	$7,229	$1,139	$12,401
Cash taxes paid	943	1,210	1,686
Interest costs capitalized	2,140	1,749	619

Non-cash transactions:
Change in accounts payable related to capital expenditures	$7,383	$12,732	$—
Distribution of certain land parcels and office building to OTA (2)	—	—	6,215
Distribution of certain accounts and notes receivable to OTA (2)	—	—	18,277
Transfer of postretirement plan obligation to OTA (including $1.7 million of accumulated other comprehensive loss) (2)	—	—	(8,824)
Transfer of deferred compensation plan obligations to OTA (2)	—	—	(4,124)
Transfer of deferred compensation plan assets to OTA (2)	—	—	4,010
Net deferred tax assets related to assets and liabilities transferred to OTA (2)	—	—	4,531
Cash distribution payable (3)	—	—	178
______________

(1)	2011 amount includes $6.4 million of fees incurred in connection with the repayment of indebtedness in connection with our IPO (see Note 8).

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

(3)
At December 31, 2011, we had an accrued pre-IPO distribution to OTA of $0.2 million, which was reflected in accounts payable, affiliates, and such amount was paid to OTA in the first quarter of 2012. During the year ended December 31, 2011, we paid pre-IPO distributions to OTA of $85.5 million, consisting of: (i) $2.0 million, which had been declared during December 2010 and paid in January 2011, and was included in accounts payable, affiliates at December 31, 2011, and (ii) $83.4 million, which was paid to OTA in July 2011, $77.0 million of which was paid using proceeds from the public issuance of common units.

16. SEGMENT REPORTING

We derive our revenues from two operating segments — OTH and OTB. The two operating segments have been aggregated into one reportable business segment because they have similar long-term economic characteristics, types and classes of customers and provide similar services.

Revenues by service category are as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011

Storage service fees	$120,245	$97,591	$87,794
Throughput fees	79,663	29,096	23,973
Ancillary service fees	11,042	8,810	5,610
Total revenues	$210,950	$135,497	$117,377

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we may be involved in various claims and legal proceedings, some of which are covered in whole or in part by insurance. We may not be able to predict the timing or outcome of these or future claims and proceedings with certainty, and an unfavorable resolution of one or more of such matters could have a material adverse effect on our financial condition, results of operations or cash flows. Currently, we are not party to any legal proceedings that, individually or in the aggregate, are reasonably likely to have a material adverse effect on our financial condition, results of operations or cash flows.

Environmental Liabilities

We may experience releases of crude oil, petroleum products and fuels, liquid petroleum gas or other contaminants into the environment, or discover past releases that were previously unidentified. Although we maintain an inspection program designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to any such environmental releases from our assets may affect our business. As of December 31, 2013 and 2012, we have not identified any environmental obligations that would require an accrual in our consolidated financial statements.

Commitments

We have certain short-term purchase obligations and commitments for products and services, primarily related to construction on our expansion projects. At December 31, 2013, we had commitments of approximately $10.9 million for the purchase of property, plant and equipment.

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

OILTANKING PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2013 and 2012 is set forth below (in thousands, except per unit amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2013
Revenue	$40,186	$52,079	$58,531	$60,154	$210,950
Operating income	21,234	31,378	35,774	37,114	125,500
Net income	20,192	29,476	32,883	34,512	117,063
Earnings per common unit – basic and diluted (1)	$0.48	$0.61	$0.65	$0.69	$2.45
Earnings per subordinated unit – basic and diluted (1)	$0.48	$0.61	$0.65	$0.65	$2.40

2012
Revenue	$34,286	$33,823	$33,327	$34,061	$135,497
Operating income	16,192	17,033	15,471	16,006	64,702
Net income	15,939	16,621	14,907	15,178	62,645
Earnings per common unit – basic and diluted	$0.40	$0.41	$0.38	$0.38	$1.57
Earnings per subordinated unit – basic and diluted	$0.40	$0.41	$0.38	$0.38	$1.57
__________

(1)	The sum of the quarterly earnings per unit amounts do not equal the full year amounts due to rounding differences.

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

Management, with the participation of our general partner’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (1992),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included design, effectiveness and operating effectiveness of internal controls over financial reporting as well as the safeguarding of assets. Based on that assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2013, based on those criteria.

BDO USA, LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2013, which is set forth below under “Attestation Report of the Registered Public Accounting Firm.”

Attestation Report of the Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Board of Directors of OTLP GP, LLC, as General Partner of Oiltanking Partners, L.P. and
the Partners of Oiltanking Partners, L.P.
Houston, Texas
We have audited Oiltanking Partners, L.P.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oiltanking Partners, L.P.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Item 9A. Controls and Procedures — Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on Oiltanking Partners, L.P.’s internal control over financial reporting based on our audit.
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

In our opinion, Oiltanking Partners, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oiltanking Partners, L.P. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows and partners’ capital for each of the three years in the period ended December 31, 2013, and our report dated February 24, 2014 expressed an unqualified opinion thereon.

/s/  BDO USA, LLP
Houston, Texas
February 24, 2014

Change in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in any other factors during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Our general partner manages our operations and activities on our behalf through its directors and officers, the latter of whom are employed by Oiltanking North America, LLC, a subsidiary of OTA (“OTNA”). Our general partner is not elected by our unitholders and is not subject to re-election in the future. The directors of our general partner oversee our operations. Unitholders are not entitled to elect the directors of our general partner, which are appointed by OTA as the sole member of our general partner. Unitholders are not entitled to directly or indirectly participate in our management or operations. Our general partner is, however, accountable to us and our unitholders as a fiduciary. Fiduciary duties owed to unitholders by our general partner are prescribed by law and our partnership agreement, which contains various provisions modifying and restricting the fiduciary duties that might otherwise be owed by our general partner.

Our general partner currently has seven directors, three of whom are independent as defined under the independence standards established by the NYSE and the Exchange Act. The NYSE does not require a listed publicly traded partnership, such as ours, to have a majority of independent directors on the board of directors or to establish a compensation committee or a nominating committee. We are, however, required to have an audit committee of at least three members, and all of the audit committee members are required to meet the independence and experience standards established by the NYSE and the Exchange Act. The board of directors of our general partner has determined that the members of the audit committee meet these standards.

All of the executive officers of our general partner listed below allocate their time between managing our business and the business of OTA and its other affiliates. While the amount of time that our executive officers devote to our business varies in any given year, our executive officers intend to devote as much time as necessary for the proper conduct of our business.

Under the Services Agreement, we pay OTNA an annual fixed fee, payable in monthly installments, for expenses associated with certain specified selling, general and administrative services necessary to run our business that are provided to us by OTNA. These expenses include expenses of executive and non-executive employees, including general and administrative overhead costs, salary, bonus, incentive compensation and other compensation amounts. Our general partner, OTNA and OTA do not receive any other management fee or other compensation in connection with our general partner’s management of our business, but we reimburse our general partner and its affiliates, including OTNA, for all expenses they incur and payments they make on our behalf, other than expenses associated with the fixed fee. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us but does not limit the amount of expenses for which our general partner and its affiliates may be compensated.

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

Executive Officers and Directors of our General Partner

The following table shows information for the executive officers and directors of our general partner. Directors are appointed and hold office until their successors have been appointed or until the earlier of their death, resignation, removal or disqualification. Our board of directors appoints our executive officers, who are responsible for our day-to-day business and affairs, subject to the overall direction and control of our board of directors. Our executive officers are appointed for terms as determined by our board of directors. There are no family relationships among any of our directors or executive officers. Some of our directors and all of our executive officers also serve as executive officers of OTA and its affiliates.

Name	Age	Position With Our General Partner

Anne-Marie Ainsworth	57	President, Chief Executive Officer and Director
Jonathan Z. Ackerman	40	Vice President and Chief Financial Officer
Robert J. “Bo” McCall	49	Senior Vice President, Commercial and Business Development
Brian C. Brantley	36	Vice President, General Counsel and Secretary
Kevin L. Campbell	49	Vice President, Operations
Clayton K. Curtis	55	Vice President, Regulatory Affairs
Javier Del Olmo B.	40	Vice President, Engineering
Kim M. Ivy	56	Vice President, Business Planning and Strategy
Carlin G. Conner	46	Chairman of the Board and Director (1)
James Flannan Browne	65	Director
David L. Griffis	68	Director
Thomas M. Hart III	47	Director (2)
Gregory C. King	53	Director (2)
D. Mark Leland	52	Director (2)
_________________

(1)
On February 18, 2014, we announced that Mr. Connor notified us of his intention to resign from his positions with the Oiltanking Group and our general partner. We expect that Mr. Conner will continue in his current roles until a successor is appointed.

(2)	Director is an independent director of our general partner and is not otherwise affiliated with our general partner or OTA, or their affiliates.

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

Mr. Ackerman has served as Vice President and Chief Financial Officer of our general partner and Vice President and Chief Financial Officer of OTA since July 2013. Prior to joining the Oiltanking Group, Mr. Ackerman worked for UBS Investment Bank beginning in April 2006, where he was most recently Managing Director, Mergers & Acquisitions and Co-Head, Strategic Solutions Group. Prior to joining UBS, Mr. Ackerman served as Senior Counsel and lead technical policy advisor to President George W. Bush’s Advisory Panel on Federal Tax Reform from February 2005 to December 2005. Mr. Ackerman was a policy advisor in the U.S. Department of the Treasury’s Office of Tax Policy from October 2003 to February 2005 and from December 2005 to March 2006. As an attorney in private practice from

1999 to 2003, he advised large businesses on complex transactions. Mr. Ackerman is a Certified Public Accountant (CPA) and began his career with a leading global public accounting firm.

Mr. McCall has served as Senior Vice President of Commercial and Business Development of our general partner and as Senior Vice President of Commercial and Business Development of OTA since January 2013. Prior to January 2013, Mr. McCall was Vice President of Marketing and Sales of our general partner from March 2011 and Vice President of Marketing and Sales of OTA from March 2007. Mr. McCall has been in the midstream oil and gas business for 26 years. Prior to joining the Oiltanking Group in 2003, he worked for Conoco and other small oil and gas companies with responsibilities ranging from engineering, sales, commercial and executive capacities. At OTA, he has worked in the commercial department as a sales manager for six years and as the Vice President of Marketing for an additional seven years supporting all of OTA’s facilities.

Mr. Brantley has served as Vice President, General Counsel and Secretary of our general partner and Vice President, General Counsel and Secretary of OTA since September 2012. Prior to joining the Oiltanking Group, Mr. Brantley practiced corporate law at Vinson & Elkins LLP from April 2006 through August 2012, and at Cravath, Swaine & Moore LLP from September 2003 through March 2006. Mr. Brantley has represented public and private companies, investment funds and investment banking firms in numerous mergers and acquisitions and capital markets transactions, primarily in the energy industry.

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

Mr. Ivy has served as Vice President of Business Planning and Strategy of our general partner and as Vice President of Business Planning and Strategy of OTA since November 2013. Prior to that, Mr. Ivy was Vice President of Business Development of OTA from June 2011 until October 2013 and was Vice President of Business Development of our general partner from February 2013 until October 2013. Prior to becoming Vice President of Business Development, Mr. Ivy was Vice President and Terminal Manager of OTB and Oiltanking Port Neches, LLC from September 2008 until May 2011. Prior to becoming Vice President and Terminal Manager, he served as Vice President of Finance of OTA from 2000 to August 2008. Mr. Ivy has been employed by the Oiltanking Group since July 1982, serving in various roles primarily related to accounting, administration and finance.

Mr. Conner has served as a member of the board of directors of our general partner since March 2011 and was elected Chairman of the board of directors of our general partner in July 2011 in connection with the completion of our IPO. Mr. Conner also served as President and Chief Executive Officer of our general partner from March 2011 to November 2012 and President and Chief Executive Officer of OTA from July 2006 to November 2012. On June 25, 2012, Mr. Conner was appointed Managing Director of the Oiltanking Group. Mr. Conner has been in the terminaling business for over twenty years. Before joining the Oiltanking Group, he worked at GATX Terminals Corporation in various roles including operations and commercial management. In 2000, he joined Oiltanking Houston, L.P. and in 2003, he moved to the Oiltanking Group’s corporate headquarters in Hamburg, Germany, where he was responsible for international business development. In Hamburg, he sat on the boards of several Oiltanking Group ventures. We believe that Mr. Conner’s experience as President and Chief Executive Officer of OTA and as Managing Director of the Oiltanking Group and related familiarity with our assets as well as his extensive knowledge of the terminaling industry brings substantial experience and leadership skills to the board of directors of our general partner.

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

Mr. Griffis has served as a member of the board of directors of our general partner since March 2011. He has served as outside counsel for Oiltanking Houston, L.P. since its inception in 1974. Mr. Griffis has been practicing law since 1974, and is currently a shareholder at the law firm of Crain, Caton & James, P.C., where he represents domestic and international clients in acquisitions, joint ventures and strategic alliances. Crain, Caton & James, P.C. provides legal counsel to us, as well as to OTA and certain of its other affiliates. We believe that Mr. Griffis’s nearly four decades of experience in transactional law and extensive knowledge of the Oiltanking Group’s business and operations brings unique and valuable skills to the board of directors.

Mr. Hart was appointed to serve as a member of the board of directors of our general partner in February 2014. Mr. Hart serves as a member of both the Audit and Conflicts Committees of the board of directors of our general partner. Mr. Hart is President of Maverick American Natural Gas, LLC, a privately held acquisition-focused oil and natural gas production company. Mr. Hart has held this position since September 2011. From August 2010 to September 2011, he was engaged in the process of organizing, financing and launching Maverick American Natural Gas. Prior to that, Mr. Hart served as an officer of El Paso Corporation and its subsidiaries in various capacities beginning in January 2001. Mr. Hart served as Senior Vice President of Commercial Development for El Paso’s midstream business unit from November 2009 to July 2010, as Senior Vice President of Business Development and Law for El Paso Exploration and Production Company from January 2005 to November 2009, as Vice President of Corporate Development for El Paso Corporation from September 2002 to January 2005, and as Director of Mergers and Acquisitions from January 2001 to September 2002. Mr. Hart began his career as an attorney in the corporate and securities group of Andrews & Kurth, LLP, a Houston-based law firm. The board of directors has determined that Mr. Hart is “independent” under applicable NYSE rules. Mr. Hart brings extensive management, financial and transaction experience in the upstream and midstream segments of the energy industry to the board of directors of our general partner.

Mr. King was appointed to serve as a member of the board of directors of our general partner in connection with our IPO. Mr. King also serves as the chairman of the Conflicts Committee and as a member of the Audit Committee of the board of directors of our general partner. Mr. King previously served as President of Valero Energy Corporation from January 2003 to December 2007. Mr. King served as Executive Vice President and General Counsel of Valero Energy from September 2001 until December 2002, and as Executive Vice President and Chief Operating Officer from

January 2001 until September 2001. Prior to that, he served as Senior Vice President and Chief Operating Officer of Valero Energy from 1999 to January 2001. He became Vice President and General Counsel of Valero Energy in 1997, and prior to that was a Partner in the Houston-based law firm of Bracewell & Giuliani. From January 1, 2002 until July 2006, Mr. King served as director of the general partner of Valero L.P. (currently known as NuStar Energy L.P.). Mr. King has served on the board of directors of the general partner of QEP Midstream Partners, LP since November 2013. The board of directors has determined that Mr. King is “independent” under applicable NYSE rules and qualifies as an “Audit Committee Financial Expert.” Mr. King brings demonstrated industry knowledge, derived from over 25 years of energy industry experience, and communications, team-building and leadership skills to the board of directors of our general partner.

Mr. Leland was appointed to serve as a member of the board of directors of our general partner in May 2012. Mr. Leland also serves as a member of both the Audit and Conflicts Committees of the board of directors of our general partner. Mr. Leland served as Executive Vice President of El Paso Corporation and President of El Paso’s midstream business unit from October 2009 to May 2012, and as Director of El Paso Pipeline Partners, L.P. from its formation in 2007 to May 2012. Mr. Leland also previously served as Executive Vice President and Chief Financial Officer of El Paso Corporation from August 2005 to November 2009. He served as Executive Vice President of El Paso Exploration & Production Company from January 2004 to August 2005, and as Chief Financial Officer and a director from April 2004 to August 2005. Mr. Leland served as Senior Vice President and Chief Operating Officer of the general partner of GulfTerra Energy Partners, L.P. from January 2003 to December 2003, and as Senior Vice President and Controller from July 2000 to January 2003. Mr. Leland has served on the board of directors of KiOR, Inc. since May 2013. The board of directors has determined that Mr. Leland is “independent” under applicable NYSE rules and qualifies as an “Audit Committee Financial Expert.” Mr. Leland brings extensive operational and financial experience in the midstream energy industry to the board of directors of our general partner.

Director Independence

The board of directors of our general partner has determined that each of Messrs. Hart, King and Leland are independent as defined under the independence standards established by the NYSE and the Exchange Act. Randall J. Larson, who served as a member of the board of directors of our general partner until February 19, 2014, was independent as defined under these standards, and qualified as an “Audit Committee Financial Expert.”

Committees of the Board of Directors

Our general partner’s board of directors has two standing committees: the Audit Committee and Conflicts Committee.

Audit Committee

The Audit Committee of our general partner has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, and consists of Messrs. Hart, King and Leland, all of whom are independent. Mr. Leland is the current Chairman of the Audit Committee. The board of directors of our general partner has determined Mr. Leland is an “audit committee financial expert” within the meaning of the SEC rules. Our Audit Committee operates pursuant to a written charter, an electronic copy of which is available on our website at www.oiltankingpartners.com.

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

Conflicts Committee

Messrs. Hart, King and Leland serve on the Conflicts Committee. Mr. King is the current Chairman of the Conflicts Committee. The Conflicts Committee reviews specific matters that the board of directors believes may involve conflicts of interest (including certain transactions with members of the Oiltanking Group). The Conflicts Committee will determine if the resolution of the conflict of interest is fair and reasonable to us. The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates, including OTA, and must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements. Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

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

You can also find information about us at the offices of the NYSE, 20 Broad Street, New York, New York 10005 or at the NYSE’s website at www.nyse.com. The certifications of our general partner’s Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act have been included as exhibits to this Report.

NYSE Corporate Governance Listing Standards

The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of our general partner provided such certification to the NYSE in 2013 without qualification.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, our officers and directors, and persons beneficially owning more than 10% of our units, are required to file with the SEC reports of their initial ownership and changes in ownership of our units. Our officers and directors, and persons beneficially owning more than 10% of our units are also required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on a review of Forms 3, 4 and 5 furnished to us and written representations from reporting persons that no other reports were required for those persons, we believe that during 2013, all officers and directors, and persons beneficially owning more than 10% of our units who were required to file reports under Section 16(a), complied with such requirements on a timely basis, except as described below. The reports filed in connection with the 2013 phantom unit grants to directors were not timely filed for David L. Griffis, Gregory C. King, Randall J. Larson and D. Mark Leland. These four reports on Form 4 were due on May 15, 2013, but were not filed until May 29, 2013. In accordance with Rule 16a-6 under the Exchange Act, Brian C. Brantley filed a Form 5 on February 10, 2014 to report additional shares acquired in connection with the reinvestment of distributions. However, one transaction reported on this form occurred in 2012 and was due to be filed on a Form 5 by February 14, 2013.

Item 11.     Executive Compensation

Compensation Discussion and Analysis

Introduction

We do not directly employ any of the persons responsible for managing our business. We are managed by our general partner, OTLP GP, LLC. Our general partner has the sole responsibility for conducting our business and for managing our operations, and its board of directors and officers make decisions on our behalf. The officers of our general partner, which we refer to as our officers, are employed by OTNA, and manage the day-to-day affairs of our business. We do not incur any direct compensation charge for the executive officers of our general partner. Instead, under the Services Agreement, we pay OTNA an annual administrative fee, which is intended to compensate OTNA for providing certain corporate staff and support services to us, including services provided to us by the executive officers of our general partner. The administrative fee is a lump-sum payment and does not reflect specific amounts attributable to the compensation of executive officers of our general partner while acting on our behalf.

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

Long-Term Incentive Plan

In connection with our IPO, the board of directors of our general partner adopted the Oiltanking Partners, L.P. Long-Term Incentive Plan (“LTIP”), for employees, consultants and directors who perform services for us. The LTIP provides for awards of restricted units, unit options, phantom units, unit payments, unit appreciation rights, other equity-based awards, distribution equivalent rights and performance awards. The LTIP limits the number of units that may be delivered pursuant to awards to 3,889,980 common units, which was 10% of the outstanding common units and subordinated units at our IPO. Common units withheld to satisfy exercise prices or tax withholding obligations are available for delivery pursuant to other awards. The LTIP will expire on July 13, 2021, which is the tenth anniversary of its approval, when common units are no longer available under the LTIP for grants or upon its termination by the plan administrator, whichever occurs first.

As of December 31, 2013, no awards had been granted under the LTIP, and we do not expect to grant any awards in the future. Rather, we expect that OTA will continue to grant equity-based awards pursuant to a separate equity-based award program that OTA administers.

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

Compensation Committee Report

Our general partner’s board of directors has reviewed and discussed with management the compensation discussion and analysis disclosure contained in this Report as required by Item 402(b) of Regulation S-K. Based on those reviews and discussions, the board of directors has recommended that the compensation discussion and analysis be included in the Annual Report on Form 10-K for the year ended December 31, 2013 for filing with the SEC.

Anne-Marie Ainsworth
Carlin G. Conner
David L. Griffis
James Flannan Browne
Gregory C. King
Randall J. Larson
D. Mark Leland

Director Compensation

The officers or employees of our general partner, OTA or OTA’s affiliates who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Directors of our general partner who are not officers or employees of our general partner, OTA or OTA’s affiliates receive compensation as set by our general partner’s board of directors. For 2013, each non-employee director received a compensation package that consisted of: (i) an annual retainer of $47,250; (ii) an additional retainer of $5,250 for the chairperson of each committee of the board of directors; (iii) a meeting attendance payment of $2,100 per in-person board of directors and committee meeting, and (iv) a meeting attendance payment of $1,575 per telephonic board of directors and committee meeting. Non-employee directors are also reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or its committees. In addition, each non-employee director received a grant of 1,000 phantom units on May 13, 2013 under the equity-based award program administered by OTA. Each phantom unit is the economic equivalent of one common unit in the partnership. One hundred percent of the phantom units vested on December 15, 2013, and they were settled through a cash payment equal the number of phantom units held on the vesting date, multiplied by the fair market value of our common units on such date, as computed in accordance with the award agreement, the form of which is filed as an exhibit to this Report. Upon vesting of the phantom units, each non-employee director received a cash payment in the amount of $58,259.

Effective January 1, 2014, the director compensation package was increased as follows: (i) the annual retainer was increased to $55,000; (ii) the additional retainer for the chairperson of each committee of the board of directors was increased to $10,000; (iii) the meeting attendance payment for in-person board of directors and committee meetings was unchanged remaining at $2,100; and (iv) the meeting attendance payment for telephonic board of directors and committee meetings was unchanged remaining at $1,575. It is also anticipated that each non-employee director will receive a grant under the equity-based award program administered by OTA of 1,500 phantom units for their service during the 2014 fiscal year.

The following table provides information concerning the compensation of our general partner’s directors for the year ended December 31, 2013:

Director Compensation Table for 2013

Name	Fees earned or paid in cash ($)	Unit awards ($) (1)	All other compensation ($)	Total ($)

Carlin G. Conner (2)	—	—	—	—
Anne-Marie Ainsworth (2)	—	—	—	—
James Flannan Browne (2)	—	—	—	—
David L. Griffis	66,150	58,259	—	124,409
Gregory C. King	71,400	58,259	—	129,659
Randall J. Larson (3)	69,825	58,259	—	128,084
D. Mark Leland	64,575	58,259	—	122,834
________________

(1)
At December 31, 2013, none of the directors held any outstanding equity awards. The values shown in this column reflect the fair value of the phantom awards granted to the non-employee directors in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. Each of Mr. Griffis, Mr. King, Mr. Larson and Mr. Leland was granted 1,000 phantom units on May 13, 2013. The phantom units vested on December 15, 2013 and were settled based upon the fair market value of a common unit on that date, providing a cash payment of $58,259 to each non-employee director.

(2)	Because Mr. Conner, Ms. Ainsworth and Mr. Browne are employees of an affiliate of our general partner, they do not receive any compensation for service as a director of our general partner.

(3)	Mr. Larson resigned from the board of directors on February 19, 2014.

Compensation Committee Interlocks and Insider Participation

Our general partner’s board of directors performs the function of a compensation committee. Ms. Ainsworth is a director and executive officer of our general partner, and Mr. Conner is the chairman of the board of our general partner and was formerly an executive officer of our general partner. Mr. Browne serves as the Head of Legal and Insurance for Oiltanking GmbH. Mr. Griffis is employed by and a shareholder of the law firm of Crain, Caton & James, P.C., a firm that provides legal counsel to us, as well as to OTA and certain of its other affiliates. Fees for legal services paid to Crain, Caton & James, P.C. for services provided to us totaled $1.2 million, $1.1 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of February 20, 2014, concerning the beneficial ownership of our units by each person known by us to own more than 5% of the outstanding units, by each director and named executive officer of our general partner, and by all directors and executive officers of our general partner as a group. The number of units in the table below includes units issuable upon the exercise of outstanding equity grants to the extent that such grants are exercisable by the respective directors, named executive officers and the executive officers, as the case may be, on or within 60 days after February 20, 2014. All information with respect to beneficial ownership is based solely upon information furnished by the respective directors, named executive officers and executive officers, as the case may be, or information contained in filings made by such beneficial owners with the SEC. The address for the individuals and entities for which an address is not otherwise indicated is: c/o Oiltanking Partners, L.P., 333 Clay Street, Suite 2400, Houston, TX 77002.

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned

OTA (2)	7,949,901	36.1%	19,449,901	100.0%	66.0%
Chickasaw Capital Management, LLC (3)	1,495,237	6.8%	—	—	3.6%
Goldman Sachs Asset Management (4)	2,221,033	10.1%	—	—	5.4%
Tortoise Capital Advisors, L.L.C. (5)	2,514,096	11.4%	—	—	6.1%
Anne-Marie Ainsworth	13,000	*	—	—	*
Jonathan Z. Ackerman (6)	—	*	—	—	*
Kenneth F. Owen (7)	N/A	*	—	—	*
Robert J. “Bo” McCall	3,000	*	—	—	*
Brian C. Brantley	571	*	—	—	*
Kevin L. Campbell	100	*	—	—	*
Clayton K. Curtis	7,500	*	—	—	*
Javier Del Olmo B.	700	*	—	—	*
Kim M. Ivy	—	*	—	—	*
Carlin G. Conner (8)	12,000	*	—	—	*
James Flannan Browne	—	*	—	—	*
David L. Griffis (9)	9,288	*	—	—	*
Thomas M. Hart III	—	*	—	—	*
Gregory C. King	10,000	*	—	—	*
D. Mark Leland	8,690	*	—	—	*
All executive officers and directors as a group (14 persons)	64,849	*	—	—	*
________________________

*	Less than 1.0%.

(1)	There are no arrangements for any listed beneficial owner to acquire within 60 days common units from options, warrants, rights, conversion privileges or similar obligations.

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

(3)
Based upon the Schedule 13G/A filed on January 24, 2014 with the SEC with respect to our common units held as of December 31, 2013, Chickasaw Capital Management, LLC has sole voting and dispositive power as to 1,495,237 common units. The address for Chickasaw Capital Management, LLC is 6075 Poplar Ave., Suite 4020, Memphis, TN 38119.

(4)
Based upon the Schedule 13G/A filed on February 10, 2014 with the SEC with respect to our common units held as of December 31, 2013, Goldman Sachs Asset Management, L.P., together with GS Investment Strategies, LLC (collectively, “Goldman Sachs Asset Management”) had shared voting and dispositive power as to 1,964,016 common units. Subsequently on February 10, 2014, Goldman Sachs Asset Management filed another Schedule 13G/A with respect to our common units held as of January 31, 2014, reporting that it has shared voting and dispositive power as to 2,221,033 common units. The address for Goldman Sachs Asset Management is 200 West Street, New York, NY 10282.

(5)
Based upon the Schedule 13G filed on February 11, 2014 with the SEC with respect to our common units held as of December 31, 2013, Tortoise Capital Advisors, L.L.C. (“TCA”) has shared voting power as to 2,269,237 common units and shared dispositive power as to 2,514,096 common units. TCA, by virtue of investment advisory agreements with certain investment companies to which it acts as an investment advisor, has all investment and voting power over securities owned of record by these investment companies. TCA also acts as an investment advisor to certain managed accounts. Under contractual agreements with individual account holders, TCA, with respect to the securities held in the managed accounts, shares investment and voting power with certain account holders, and has no voting power but shares investment power with certain other account holders. The address for TCA is 11550 Ash Street, Suite 300, Leawood, Kansas 66211.

(6)
Mr. Ackerman has entered into a unit purchase plan in compliance with Rule 10b5-1 under the Exchange Act, pursuant to which the first purchase is anticipated to occur within sixty days of the filing of this Report.

(7)
Effective July 1, 2013, Mr. Owen left his position as the Chief Financial Officer of the general partner, and became the Terminal Manager at our Houston facility. As a result, Mr. Owen is no longer a “named executive officer,” and he is no longer required to file beneficial ownership reports pursuant to Section 16 of the Exchange Act.

(8)
On February 18, 2014, we announced that Mr. Connor notified us of his intention to resign from his positions with the Oiltanking Group and our general partner. We expect that Mr. Conner will continue in his current roles until a successor is appointed.

(9)
The amount of common units beneficially owned by Mr. Griffis does not include 1,655 common units that are beneficially owned by Mr. Griffis’s daughter. Mr. Griffis is deemed to have shared voting and investment power over these common units because he has trading authority with respect to his daughter’s brokerage account; however, he has no direct or indirect pecuniary interest in these common units.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2013 with respect to compensation plans under which our equity securities are authorized for issuance. For more information regarding the long-term incentive plan, please see “Item 11. Executive Compensation — Compensation Discussion and Analysis — Long-Term Incentive Plan.”

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
____________________

(1)
The Oiltanking Partners, L.P. Long-Term Incentive Plan was adopted by our general partner in July 2011 in connection with our IPO. The LTIP contemplates the issuance or delivery of up to 3,889,980 common units to satisfy awards under the plan. As of December 31, 2013, no awards had been granted under the long-term incentive plan, and we do not expect to grant any awards in the future. Rather, we expect that OTA will continue to grant equity-based awards pursuant to a separate equity-based award program that OTA administers.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

OTA owns, directly or indirectly, 7,949,901 common units and 19,449,901 subordinated units representing an approximate 64.7% limited partner interest in us, and owns and controls our general partner. OTA also appoints all of the directors of our general partner, which maintains a 2.0% general partner interest in us and indirectly owns all of our IDRs.

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

Distributions and Payments to Our General Partner and Its Affiliates

The following discussion summarizes the distributions and payments to be made by us to our general partner and its affiliates in connection with our ongoing operation and any liquidation.

Operational Stage
Distributions of available cash to our general partner and its affiliates. We generally make cash distributions 98.0% to our unitholders, including affiliates of our general partner, as the holders of an aggregate of 22,049,901 common units and 19,449,901 subordinated units, and 2.0% to our general partner. In addition, if distributions exceed the MQD and other higher target distribution levels, our general partner is entitled to increasing percentages of the distributions, up to a maximum of 48.0% of the distributions above the highest target distribution level. Assuming we have sufficient available cash to pay the full MQD on all of our outstanding common units and subordinated units for four quarters, our general partner and its affiliates will receive an annual distribution of at least $1.1 million on the 2.0% general partner interest and approximately $37.0 million on their common units and subordinated units.

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

Services Agreement

We have entered into a Services Agreement with our general partner and OTNA, a subsidiary of OTA, pursuant to which OTNA provides us certain specified selling, general and administrative services necessary to manage our business for an annual fixed fee, payable in equal monthly installments. We also reimburse OTNA for all operating expenses and certain other expenses it incurs as a result of our being a publicly traded partnership, including all operating expenses it incurs with respect to insurance coverage for our business, with such reimbursement obligations not subject to any cap.

The annual fixed fee related to selling, general and administrative expenses is adjusted as necessary each year to account for inflation as measured by the consumer price index. In addition, with the approval of the Conflicts Committee of the board of directors of our general partner, the fee may be adjusted to account for growth in our business or asset base. In January 2013, the annual fixed fee was increased from $14.9 million to $15.1 million as a result of an increase in the consumer price index. In August 2013, the Conflicts Committee of the board of directors of our general partner approved a requested increase to the fixed fee charged to us under the Services Agreement to $18.8 million on an annualized basis to reflect higher selling, general and administrative expenses associated with expansion projects placed in service in 2013. The fee increase was effective as of July 1, 2013.
During the year ended December 31, 2013, we paid OTNA a total of $31.4 million pursuant to the Services Agreement, which included payments related to the annual fixed fee and the reimbursement of operating and certain other expenses.
Tax Sharing Agreement

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

Other Transactions with Related Persons

Revenues Derived from Affiliates

We have engaged in certain transactions with other OTA subsidiaries, as well as other companies related to us by common ownership. Ongoing transactions include our provision of storage and ancillary services at market rates to Matrix Marine Fuels, L.L.C., an indirect, wholly owned subsidiary of our ultimate foreign parent, Marquard & Bahls AG. Amounts charged for storage and ancillary services are classified as revenues.

Total revenues for related party services were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011

Storage and ancillary service fees	$3,317	$3,212	$3,142
Other revenues	—	13	1,565
Total related party revenues	$3,317	$3,225	$4,707

Fees Paid to Affiliates

The following table summarizes related party operating expenses and selling, general and administrative expenses that are reflected in the consolidated statements of income for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011

Operating	$15,129	$12,997	$4,795
Selling, general and administrative	17,908	15,952	10,622

Charges for certain operating and selling, general and administrative services necessary to operate our business that are provided by OTA pursuant to the Services Agreement are included in operating and selling, general and administrative expenses in the table above.

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

During the years ended December 31, 2013, 2012 and 2011, we capitalized $5.5 million, $4.3 million and $0.9 million, respectively, of related party engineering services into construction in progress.

Investments with Affiliates
From time to time, we invest cash with OT Finance in short-term notes receivable at then-prevailing market rates. At December 31, 2013, we had short-term notes receivable of $100.0 million from OT Finance, bearing a weighted-average interest rate of 0.23%.

Potential OTA Financial Support

OTA and other members of the Oiltanking Group, including OT Finance, may elect, but are not obligated, to provide financial support to us under certain circumstances, such as in connection with an acquisition or expansion capital project. Our partnership agreement contains provisions designed to facilitate the Oiltanking Group’s ability to provide us with financial support while reducing concerns regarding conflicts of interest by defining certain potential financing transactions between OTA and other members of the Oiltanking Group, including OT Finance, on the one hand, and us, on the other hand, as fair to our unitholders. In that regard, the following forms of potential Oiltanking Group financial support do not require approval by the Conflicts Committee of the board of directors of our general partner and will be deemed fair to our unitholders, and will not constitute a breach of any fiduciary or other duty owed to us by our general partner, if consummated on terms no less favorable than described below:

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

Long-Term Debt, Affiliate

During 2003, the Oiltanking Group enacted a policy of centrally financing the expansion and growth of their global holdings of terminaling subsidiaries, and in 2008 established OT Finance, a wholly owned finance company of Oiltanking GmbH located in Amsterdam, The Netherlands. OT Finance serves as the global financing division for the Oiltanking Group’s terminal holdings, including us, and arranges loans and notes at market rates and terms for approved terminal construction projects. We believe that this relationship has historically provided us with access to debt capital on terms that are consistent with or better than what would have been available to us from third parties. We believe this relationship could continue to provide us with access to capital at competitive rates.

At December 31, 2013, we had $190.8 million of outstanding debt payable to OT Finance. Total required debt principal repayments for each of the years in the period ending December 31, 2018 and thereafter are as follows (in thousands):

Amount
2014	$2,500
2015	2,500
2016	2,500
2017	2,500
2018	2,500
Thereafter	178,300
Total	$190,800

At December 31, 2013, our covenants restrict us from declaring distributions in excess of $316.2 million on an annual basis.

For further information regarding our debt agreements with OT Finance, see Note 8 in the Notes to Consolidated Financial Statements.

Transactions with a Certain Director

One of the directors of our general partner, David L. Griffis, is employed by and a shareholder of the law firm of Crain, Caton & James, P.C., a firm that provides legal counsel to us, as well as to OTA and certain of its other affiliates. Fees for legal services paid to Crain, Caton & James, P.C. for services provided to us totaled $1.2 million, $1.1 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

If a conflict or potential conflict of interest arises between our general partner or its affiliates, on the one hand, and us and our limited partners, on the other hand, the resolution of any such conflict or potential conflict should be addressed by the board of directors or the conflicts committee in accordance with the provisions of our partnership agreement. At the discretion of the board of directors in light of the circumstances, the resolution may be determined by the board of directors in its entirety or by a conflicts committee meeting the definitional requirements for such a committee under our partnership agreement.

The Code of Conduct described above was adopted in connection with the closing of our IPO, and as a result, the transactions described above which were entered into prior to our IPO, were not reviewed according to the foregoing procedures.

Item 14.     Principal Accounting Fees and Services

We have engaged BDO USA, LLP as our independent registered public accounting firm and principal accountants. The aggregate fees for professional services rendered by our principal accountants, BDO USA, LLP, were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012

Audit Fees (1)	$543	$609
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$543	$609
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

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accountant

As outlined in its charter, the Audit Committee of the board of directors of our general partner is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent auditors. BDO USA, LLP’s engagement to conduct our 2013 and 2012 audits and quarterly reviews post-IPO were pre-approved by the Audit Committee.

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

10.3
Tax Sharing Agreement by and between Oiltanking Partners, L.P. and Oiltanking Holding Americas, Inc., dated as of July 19, 2011 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-35230) filed on July 19, 2011).

10.4†
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

10.6
First Amendment to Services Agreement by and among Oiltanking Partners, L.P., OTLP GP, LLC, Oiltanking North America, LLC and Oiltanking Beaumont Specialty Products, LLC, dated December 31, 2011, but effective July 19, 2011 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K (File No. 001-35230) filed on March 14, 2012).

10.7
Second Amendment to Services Agreement by and among Oiltanking Partners, L.P., OTLP GP, LLC, Oiltanking North America, LLC and Oiltanking Beaumont Specialty Products, LLC, dated August 5, 2013, effective July 1, 2013 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-35230) filed on August 7, 2013).

10.8
Credit Agreement by and between Oiltanking Partners, L.P. as Borrower and Oiltanking Finance B.V. as Lender, dated as of June 15, 2011, as amended by Addendum No. 1 thereto, dated June 22, 2011 (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-1/A (File No. 333-173199), filed on June 23, 2011).

10.9
Addendum No. 2 dated November 7, 2012, to the Credit Limit Agreement dated June 15, 2011, between Oiltanking Partners, L.P. as Borrower, and Oiltanking Finance B.V. as Lender (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (File No. 001-35320) filed on November 7, 2012).

10.10
Loan Agreement by and between Oiltanking Houston, L.P. as Borrower and Oiltanking Finance B.V. as Lender, dated as of May 16, 2012, but effective as of May 11, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35230) filed on May 21, 2012).

10.11
Loan Agreement by and between Oiltanking Houston, L.P. as Borrower and Oiltanking Finance B.V. as Lender, effective as of May 31, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35230) filed on June 26, 2013).

10.12†
Form of Phantom Unit Award Agreement for Consultants and Directors under the Oiltanking North America, LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (File No. 001-35320) filed on August 7, 2013).

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

		By:	OILTANKING PARTNERS, L.P. (Registrant)

		By:	OTLP GP, LLC, as General Partner

Date:	February 24, 2014	By:	/s/ ANNE-MARIE AINSWORTH
Anne-Marie Ainsworth President and Chief Executive Officer and Director (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 24, 2014	By:	/s/ ANNE-MARIE AINSWORTH
Anne-Marie Ainsworth President and Chief Executive Officer and Director (Principal Executive Officer)

Date:	February 24, 2014	By:	/s/ CARLIN G. CONNER
Carlin G. Conner Chairman of the Board

Date:	February 24, 2014	By:	/s/ JONATHAN Z. ACKERMAN
Jonathan Z. Ackerman Vice President & Chief Financial Officer (Principal Financial Officer)

Date:	February 24, 2014	By:	/s/ DONNA Y. HYMEL
Donna Y. Hymel Controller (Principal Accounting Officer)

Date:	February 24, 2014	By:	/s/ JAMES FLANNAN BROWNE
James Flannan Browne Director

Date:	February 24, 2014	By:	/s/ DAVID L. GRIFFIS
David L. Griffis Director

Date:	February 24, 2014	By:	/s/ GREGORY C. KING
Gregory C. King Director

Date:	February 24, 2014	By:	/s/ D. MARK LELAND
D. Mark Leland Director

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Oiltanking Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-173199) filed on March 31, 2011).
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

10.3
Tax Sharing Agreement by and between Oiltanking Partners, L.P. and Oiltanking Holding Americas, Inc., dated as of July 19, 2011 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-35230) filed on July 19, 2011).

10.4†
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

10.6
First Amendment to Services Agreement by and among Oiltanking Partners, L.P., OTLP GP, LLC, Oiltanking North America, LLC and Oiltanking Beaumont Specialty Products, LLC, dated December 31, 2011, but effective July 19, 2011 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K (File No. 001-35230) filed on March 14, 2012).

10.7
Second Amendment to Services Agreement by and among Oiltanking Partners, L.P., OTLP GP, LLC, Oiltanking North America, LLC and Oiltanking Beaumont Specialty Products, LLC, dated August 5, 2013, effective July 1, 2013 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-35230) filed on August 7, 2013).

10.8
Credit Agreement by and between Oiltanking Partners, L.P. as Borrower and Oiltanking Finance B.V. as Lender, dated as of June 15, 2011, as amended by Addendum No. 1 thereto, dated June 22, 2011 (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-1/A (File No. 333-173199), filed on June 23, 2011).

10.9
Addendum No. 2 dated November 7, 2012, to the Credit Limit Agreement dated June 15, 2011, between Oiltanking Partners, L.P. as Borrower, and Oiltanking Finance B.V. as Lender (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (File No. 001-35320) filed on November 7, 2012).

10.10
Loan Agreement by and between Oiltanking Houston, L.P. as Borrower and Oiltanking Finance B.V. as Lender, dated as of May 16, 2012, but effective as of May 11, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35230) filed on May 21, 2012).

10.11
Loan Agreement by and between Oiltanking Houston, L.P. as Borrower and Oiltanking Finance B.V. as Lender, effective as of May 31, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35230) filed on June 26, 2013).

10.12†
Form of Phantom Unit Award Agreement for Consultants and Directors under the Oiltanking North America, LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (File No. 001-35320) filed on August 7, 2013).

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