Form 10-Q
period 2014-03-31
Oiltanking Partners, L.P.
filed 2014-05-01
CIK 1516007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Yes ☐ No ☑
As of April 29, 2014, there were 22,049,901 common units and 19,449,901 subordinated units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)
(Unaudited)

	March 31,	December 31,
	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$26,885	$17,332
Receivables:
Trade	16,279	18,013
Affiliates	112	127
Other	1,243	613
Notes receivable, affiliate	55,000	100,000
Prepaid expenses and other	455	1,502
Total current assets	99,974	137,587
Property, plant and equipment, net	624,908	585,826
Intangible assets	3,739	3,739
Other assets, net	1,747	1,822
Total assets	$730,368	$728,974
Liabilities and partners’ capital:
Current liabilities:
Accounts payable and accrued expenses	$28,077	$38,104
Current maturities of long-term debt, affiliate	2,500	2,500
Accounts payable, affiliates	2,525	4,264
Total current liabilities	33,102	44,868
Long-term debt, affiliate, less current maturities	187,500	188,300
Deferred revenue	3,610	2,159
Total liabilities	224,212	235,327
Commitments and contingencies (Note 11)
Partners’ capital:
Common units (22,049,901 units issued and outstanding at March 31, 2014 and December 31, 2013)	422,025	418,435
Subordinated units (19,449,901 units issued and outstanding at March 31, 2014 and December 31, 2013)	53,778	50,611
General partner’s interest	30,353	24,601
Total partners’ capital	506,156	493,647
Total liabilities and partners’ capital	$730,368	$728,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Revenues	$59,953	$40,186
Costs and expenses:
Operating	13,782	9,465
Selling, general and administrative	5,778	4,997
Depreciation and amortization	5,439	4,490
Total costs and expenses	24,999	18,952
Operating income	34,954	21,234
Other income (expense):
Interest expense	(1,445)	(892)
Interest income	52	3
Other income	4	2
Total other expense, net	(1,389)	(887)
Income before income tax expense	33,565	20,347
Income tax expense	(309)	(155)
Net income	$33,256	$20,192

Allocation of net income to partners:
Net income allocated to general partner	$6,994	$1,350
Net income allocated to common unitholders	$13,954	$9,421
Net income allocated to subordinated unitholders	$12,308	$9,421

Earnings per limited partner unit:
Common unit (basic and diluted)	$0.63	$0.48
Subordinated unit (basic and diluted)	$0.63	$0.48

Weighted average number of limited partner units outstanding:
Common units (basic and diluted)	22,050	19,450
Subordinated units (basic and diluted)	19,450	19,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$33,256	$20,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,439	4,490
Amortization of deferred financing costs	52	46
Changes in assets and liabilities:
Trade and other receivables	801	(6,727)
Prepaid expenses and other assets	1,070	797
Accounts receivable/payable, affiliates	(1,724)	(112)
Accounts payable and accrued expenses	(2,265)	(3,631)
Deferred revenue	2,239	385
Total adjustments from operating activities	5,612	(4,752)
Net cash provided by operating activities	38,868	15,440
Cash flows from investing activities:
Collections of notes receivable, affiliate	45,000	28,000
Payments for purchase of property, plant and equipment	(53,071)	(37,301)
Proceeds from property casualty indemnification	303	—
Net cash used in investing activities	(7,768)	(9,301)
Cash flows from financing activities:
Borrowings under credit agreement, affiliate	—	18,000
Payments under notes payable, affiliate	(800)	(800)
Distributions paid to partners	(20,747)	(15,492)
Net cash (used in) provided by financing activities	(21,547)	1,708
Net increase in cash and cash equivalents	9,553	7,847
Cash and cash equivalents — Beginning of period	17,332	7,071
Cash and cash equivalents — End of period	$26,885	$14,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

		Limited Partners’ Interests
	General Partner’s Interest	Common Units	Subordinated Units	Total

Balance — January 1, 2014	$24,601	$418,435	$50,611	$493,647
Net income	6,994	13,954	12,308	33,256
Cash distributions to partners	(1,242)	(10,364)	(9,141)	(20,747)
Balance — March 31, 2014	$30,353	$422,025	$53,778	$506,156

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

OTA is a wholly owned subsidiary of Oiltanking GmbH. Oiltanking Finance B.V. (“OT Finance”), a wholly owned finance company of Oiltanking GmbH, serves as the global financing division for the Oiltanking Group’s terminal holdings, including us, and arranges loans and notes at market rates and terms for approved terminal construction projects. Oiltanking GmbH and its subsidiaries, other than OILT and its subsidiaries, are collectively referred to herein as the “Oiltanking Group.” As used in this document, the terms “we,” “us,” and “our” and similar terms refer to OILT and its subsidiaries, where applicable, unless the context indicates otherwise.

On July 19, 2011, we completed our initial public offering (“IPO”) of 11,500,000 common units, including 1,500,000 common units issued in connection with the underwriters’ exercise of their over-allotment option, at a price to the public of $21.50 per unit. Our common units are listed on the New York Stock Exchange under the symbol “OILT.” Through July 18, 2011, OTH and OTB were wholly owned subsidiaries of OTA. OTA and its affiliates contributed all of their equity interests in OTH and OTB to us on July 19, 2011, and in exchange, we issued an aggregate of 7,949,901 common units and 19,449,901 subordinated units to OTA and its affiliates and incentive distribution rights (“IDRs”) to our general partner. At March 31, 2014, OTA owned our general partner, 7,949,901 common units and 19,449,901 subordinated units.

On November 22, 2013, we completed a public offering of 2,600,000 common units at a price of $61.65 per unit. The proceeds from the offering, net of underwriting discounts and other offering expenses, totaled approximately $154.3 million. In connection with the offering, our general partner contributed an additional $3.3 million to us to maintain its 2.0% general partner interest in us.

At March 31, 2014, we had outstanding (i) 22,049,901 common units and 19,449,901 subordinated units representing limited partner interests, (ii) a 2.0% general partner interest and (iii) IDRs. OTA and its affiliates hold 66.0% of all of our outstanding common and subordinated units (or a 64.7% limited partner interest), and other security holders hold the remaining 34.0% (or a 33.3% limited partner interest). The limited partners collectively hold a 98.0% limited partner interest in OILT, and the general partner holds a 2.0% general partner interest in OILT.

Basis of Presentation
Our results of operations for the three months ended March 31, 2014 are not necessarily indicative of results expected for the full year of 2014. In the opinion of management, the accompanying condensed consolidated interim financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the results for the interim periods. The condensed consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. All significant intercompany transactions and balances have been eliminated in consolidation.

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

2. RELATED PARTY TRANSACTIONS

We engage in certain transactions with other OTA subsidiaries, as well as other companies related to us by common ownership.

We provide storage and ancillary services to certain affiliates. Total revenues for related party storage and ancillary services were $0.8 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively.

During the three months ended March 31, 2014 and 2013, we capitalized into construction in progress $1.2 million and $1.0 million, respectively, of related party fees incurred for engineering services.

At March 31, 2014 and December 31, 2013, total related party accounts receivable were $0.1 million and $0.1 million, respectively. Total related party accounts payable were $2.5 million and $4.3 million at March 31, 2014 and December 31, 2013, respectively. Additionally, $2.0 million and $6.7 million of accounts payable and accrued expenses at March 31, 2014 and December 31, 2013, respectively, were associated with related party administrative fees (see Note 4).

Long-term debt payable to OT Finance, including both current and long-term portions, at March 31, 2014 and December 31, 2013, was $190.0 million and $190.8 million, respectively.

At March 31, 2014 and December 31, 2013, total interest and commitment fees payable to OT Finance under term loans and credit financing arrangements of $2.6 million and $0.6 million, respectively, were included in accounts payable and accrued expenses (see Note 4).

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

From time to time, we invest cash with OT Finance in short-term notes receivable at then-prevailing market rates. At March 31, 2014 and December 31, 2013, we had short-term notes receivable of $55.0 million and $100.0 million, respectively, from OT Finance, bearing weighted-average interest rates of 0.32% and 0.23%, respectively.

The following table summarizes related party operating expenses, selling, general and administrative expenses, interest expense and interest income reflected in the condensed consolidated statements of income for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Operating	$4,524	$3,581
Selling, general and administrative (1)	4,989	3,989
Interest expense (net of amounts capitalized)	1,438	885
Interest income	52	3
____________

(1)
Amounts represent selling, general and administrative expenses incurred under the Services Agreement (as defined below). For the three months ended March 31, 2014 and 2013, these amounts include $0.3 million and $0.2 million, respectively, of costs from OTA related to ongoing maintenance for an invoicing and inventory computer system that are reimbursable under the Services Agreement but not included in the annual fixed fee set forth in the agreement.

Transactions with a Certain Director

One of the directors of our general partner, David L. Griffis, is employed by and a shareholder of the law firm of Crain, Caton & James, P.C., a firm that provides legal counsel to us, as well as to OTA and certain of its other affiliates. Fees for legal services paid to Crain, Caton & James, P.C. for services provided to us totaled $0.2 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively.

Agreement with Affiliates

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

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2014	2013

Land	$23,436	$23,436
Production and terminal facilities	663,881	661,184
Construction in progress	162,586	120,761
Total property, plant and equipment	849,903	805,381
Less: accumulated depreciation	(224,995)	(219,555)
Total property, plant and equipment, net	$624,908	$585,826

Depreciation and amortization expense was $5.4 million and $4.5 million for the three months ended March 31, 2014 and 2013, respectively.

Interest costs capitalized as part of the costs of construction in progress were $1.1 million and $1.1 million during the three months ended March 31, 2014 and 2013, respectively.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2014	2013

Accounts payable, trade	$5,993	$3,820
Accrued capital expenditures	10,423	15,120
Accrued property taxes	1,961	6,952
Accrued sales and other taxes	261	421
Related party interest and commitment fees payable	2,558	557
Related party administrative fees payable	1,975	6,703
Deferred revenue	3,397	2,609
Other	1,509	1,922
Total accounts payable and accrued expenses	$28,077	$38,104

5. DEFERRED REVENUE
During 2007, we entered into a modification of a lease, in which we, as a lessor, received a one-time upfront rental payment of $2.5 million, which is being amortized on a straight-line basis over the term of the lease of approximately sixteen years. At March 31, 2014 and December 31, 2013, deferred revenue related to this upfront rental payment was $1.4 million and $1.4 million, respectively, of which $0.2 million at each date was current and included in accounts payable and accrued expenses.
During 2010, we entered into a modification of a revenue agreement with a customer and received a one-time payment of $2.0 million, which is being amortized on a straight-line basis over the remaining term of the agreement of approximately nine years. At March 31, 2014 and December 31, 2013, deferred revenue related to this one-time payment was $1.1 million and $1.1 million, respectively, of which $0.2 million at each date was current and included in accounts payable and accrued expenses.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2014, we had $2.0 million of deferred revenue related to a customer terminal services agreement, of which $0.5 million was current and included in accounts payable and accrued expenses.
At March 31, 2014 and December 31, 2013, we had $2.6 million and $2.2 million, respectively, of current deferred revenue related to a customer throughput and deficiency agreement.

6. DEBT

Long-term debt, affiliate, consisted of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2014	2013

6.78% Note due 2019 – OTH	$5,400	$5,400
7.45% Note due 2019 – OTB	4,400	4,800
7.02% Note due 2020 – OTB	5,200	5,600
4.55% OTH $125.0 million Loan Agreement, due 2022	125,000	125,000
5.435% OTH $50.0 million Loan Agreement, due 2023	50,000	50,000
OILT Credit Agreement, due 2017	—	—
Total debt	190,000	190,800
Less current portion	(2,500)	(2,500)
Total long-term debt, affiliate	$187,500	$188,300

At March 31, 2014, under the most restrictive terms of the covenants contained in the agreements governing our long-term debt, partners’ capital of $317.0 million was available for distribution.

OTH and OTB Notes
At March 31, 2014, we have three outstanding notes with OT Finance. Two of the outstanding notes contain loan covenants requiring OTB to maintain certain debt, leverage and equity ratios and prohibit OTB from pledging its assets to third parties or incurring any indebtedness other than from OT Finance without its consent. At March 31, 2014 , no assets had been pledged to third parties. The loan covenants in these agreements require OTB to maintain certain Financial Parameters (as such term is defined in the note agreements), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are defined in the note agreements). At March 31, 2014, OTB’s ratio of Stockholders’ Equity to non-current assets, EBITDA to Total Debt Service and Net Financial Indebtedness to EBITDA (as such terms are defined in the note agreements) were 97.1%, 9.1 and (0.01), respectively. At March 31, 2014, OTB was in compliance with all covenants under the respective note agreements.

OTH Loan Agreements

On May 16, 2012, OTH entered into a ten-year $125.0 million unsecured loan agreement with OT Finance for the purpose of financing the purchase of property, plant and equipment with a maturity date of December 15, 2022. At March 31, 2014, OTH had $125.0 million of outstanding borrowings under this loan agreement at a fixed interest rate of 4.55% per annum.

On June 26, 2013, OTH entered into a ten-year $50.0 million unsecured loan agreement with OT Finance for the purpose of financing the purchase of property, plant and equipment with a maturity date of June 30, 2023. At March 31, 2014, OTH had $50.0 million of outstanding borrowings under this loan agreement at a fixed interest rate of 5.435% per annum.

The loan agreements contain covenants restricting the ability of OTH to take certain actions without the consent of OT Finance, including incurring additional indebtedness, pledging its assets or amending its organizational

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

documents. The loan agreements contain borrowing conditions and events of default, including events of default triggered by (i) OTH failing to satisfy the Financial Parameters and other covenants described in this paragraph after more than 30 days’ notice, (ii) OTH failing to repay borrowings under the loan agreements when they become due, and (iii) OTH ceasing to be controlled by Oiltanking GmbH. The loan agreements require OTH to maintain certain Financial Parameters (as such term is defined in the loan agreements), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater, and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are described in the loan agreements). At March 31, 2014, OTH’s ratio of Stockholders’ Equity to non-current assets, EBITDA to Total Debt Service and Net Financial Indebtedness to EBITDA (as such terms are defined in the loan agreements) were 65.2%, 17.1 and 1.16, respectively. At March 31, 2014, OTH was in compliance with all covenants contained in the loan agreements.

OILT Credit Agreement

On November 7, 2012, OILT entered into Addendum No. 2 to its unsecured revolving line of credit agreement with OT Finance to increase the amount of the revolving credit commitment from $50.0 million to $150.0 million and to extend the maturity date from June 30, 2013 to November 30, 2017 (as amended, the “Credit Agreement”). From time to time upon OILT’s written request and in the sole determination of OT Finance, the revolving credit commitment can be increased up to an additional $75.0 million, for a maximum revolving credit commitment of $225.0 million. Borrowings bear interest at LIBOR plus a margin ranging from 1.65% to 2.50% depending upon a leverage-based grid. Any unused portion of the revolving line of credit is subject to a commitment fee of 0.35% per annum. At March 31, 2014, OILT had no borrowings outstanding under the Credit Agreement.

The Credit Agreement requires OILT to maintain, on an calendar year basis, certain Financial Parameters (as such term is defined in the Credit Agreement), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are defined in the Credit Agreement). At March 31, 2014, OILT’s ratio of Stockholders’ Equity to non-current assets, EBITDA to Total Debt Service and Net Financial Indebtedness to EBITDA (as such terms are defined in the Credit Agreement) were 80.3%, 2.4 and 1.02, respectively. At March 31, 2014, OILT was in compliance with all covenants contained in the Credit Agreement.

7. PARTNERS’ CAPITAL AND DISTRIBUTIONS

Outstanding Units

At March 31, 2014 and December 31, 2013, we had outstanding 22,049,901 common units and 19,449,901 subordinated units representing limited partner interests.

Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date.

The following table details the distributions paid during or pertaining to the three months ended March 31, 2014 (in thousands, except per unit amounts):

		Common and	General	Incentive		Distributions
	Date Paid	Subordinated	Partner’s	Distribution		per Limited
Date Declared	or To Be Paid	Units	2% Interest	Rights	Total	Partner Unit

January 21, 2014	February 14, 2014	$19,505	$415	$827	$20,747	$0.47
April 21, 2014	May 14, 2014	$20,542	$443	$1,145	$22,130	$0.495

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The general partner’s IDRs provide that if cash distributions to our unitholders exceed $0.38813 per common unit and subordinated unit in any quarter, our unitholders and our general partner will receive, including distributions with respect to its 2.0% general partner interest, distributions according to the following percentage allocations:

	Total Quarterly Distribution Per Unit Target Amount	Marginal Percentage Interest in Distributions
		Unitholders	General Partner
Minimum quarterly distribution	$0.3375	98.0%	2.0%
First target distribution	above $0.3375 up to $0.38813	98.0%	2.0%
Second target distribution	above $0.38813 up to $0.42188	85.0%	15.0%
Third target distribution	above $0.42188 up to $0.50625	75.0%	25.0%
Thereafter	above $0.50625	50.0%	50.0%

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

Subordinated Units

All of our subordinated units are owned directly or indirectly by OTA. The principal difference between our common units and subordinated units is that in any quarter during the subordination period, holders of the subordinated units are not entitled to receive any distribution until the common units have received the minimum quarterly distribution of $0.3375 per common unit plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units will not accrue arrearages.

The subordination period will end on the first business day after we have earned and paid at least: (i) $1.35 (the minimum quarterly distribution on an annualized basis) on each outstanding common unit and subordinated unit and the corresponding distribution on our general partner’s 2.0% interest for each of three consecutive, non-overlapping four-quarter periods ending on or after September 30, 2014; or (ii) $2.025 (150.0% of the annualized minimum quarterly distribution) on each outstanding common unit and subordinated unit and the corresponding distribution on our general

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

partner’s 2.0% interest and the related distribution on the IDRs for the four-quarter period immediately preceding that date, in each case provided there are no arrearages on our common units at that time. Since our IPO in July 2011, we have paid at least the minimum quarterly distribution on our common units each quarter. If we continue to pay distributions from available cash and generate operating surplus (as defined in our partnership agreement) at a rate consistent with prior periods, the subordination period is expected to end following our payment of the distribution for the quarter ending September 30, 2014.

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

8. EARNINGS PER LIMITED PARTNER UNIT

The following table sets forth the computation of basic and diluted earnings per limited partner unit for the periods indicated (amounts in thousands, except per unit data):

	Three Months Ended
	March 31,
	2014	2013

Net income	$33,256	$20,192

Less: General partner’s incentive distribution earned (1)	6,329	946
Less: General partner’s 2.0% ownership interest	665	404
Net income allocated to limited partners	$26,262	$18,842

Numerator for basic and diluted earnings per limited partner unit:
Allocation of net income among limited partner interests:
Net income allocable to common units	$13,954	$9,421
Net income allocable to subordinated units	12,308	9,421
Net income allocated to limited partners	$26,262	$18,842

Denominator:
Basic and diluted weighted average number of limited partner units outstanding:
Common units	22,050	19,450
Subordinated units	19,450	19,450

Basic and diluted net income per limited partner unit:
Common units	$0.63	$0.48
Subordinated units	$0.63	$0.48
____________

(1)
Based on the amount of net income for the three months ended March 31, 2014 and 2013, our general partner was allocated income associated with its IDRs. Under the two-class method, because our partnership agreement does not limit distributions to our general partner with respect to IDRs to available cash, we allocate undistributed earnings to our general partner utilizing the distribution waterfall for available cash specified in our partnership agreement. Cash payments made to our general partner and limited partners are determined in relation to actual distributions declared rather than the net income allocations used in the calculation of earnings per unit.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Cash paid for interest of $511 and $581 (net of capitalized interest)	$(614)	$(497)
Interest costs capitalized	1,125	1,078

Non-cash transactions:
Change in accounts payable related to capital expenditures	$(8,550)	$6,554

10. SEGMENT REPORTING

We derive our revenues from two operating segments — OTH and OTB. The two operating segments have been aggregated into one reportable business segment because they have similar long-term economic characteristics, types and classes of customers and provide similar services.

Revenues by service category were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Storage service fees	$34,037	$27,958
Throughput fees	23,270	10,488
Ancillary service fees	2,646	1,740
Total revenues	$59,953	$40,186

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

Environmental Liabilities

We may experience releases of crude oil, petroleum products and fuels, liquid petroleum gas or other contaminants into the environment, or discover past releases that were previously unidentified. Although we maintain an inspection program designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to any such environmental releases from our assets may affect our business. As of March 31, 2014 and December 31, 2013, we have not identified any environmental obligations that would require an accrual in our condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Commitments

We have certain short-term purchase obligations and commitments for products and services, primarily related to construction on our expansion projects. At March 31, 2014, we had commitments of approximately $11.3 million for the purchase of property, plant and equipment.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this report as well as the consolidated financial statements and related notes, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K for the year ended December 31, 2013 (“Annual Report”).

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

Specific factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include, but are not limited to: (i) changes in general economic conditions; (ii) competitive conditions in our industry; (iii) changes in the long-term supply and demand of crude oil, refined petroleum products and liquefied petroleum gas (“LPG”) in the markets in which we operate; (iv) actions taken by our customers, competitors and third-party operators; (v) changes in the availability and cost of capital; (vi) operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control; (vii) the effects of existing and future laws and governmental regulations; and (viii) the effects of future litigation. These and other risks are described in this Quarterly Report and in our Annual Report. In addition, we may be subject to unforeseen risks that may have a materially adverse effect on us and risks we presently deem immaterial may turn out to be material. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. The forward-looking statements speak only as of the date made, and, other than as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

Overview of Business
Oiltanking Partners, L.P. (“OILT”) is a growth-oriented Delaware limited partnership formed by Oiltanking Holding Americas, Inc. (“OTA”) on March 14, 2011, to engage in the independent terminaling, storage and transportation of crude oil, refined petroleum products and LPG. We provide services to major integrated oil companies, distributors, marketers and chemical and petrochemical companies, typically under long-term commercial agreements that include minimum volume commitments and inflation escalators. We do not take ownership of the crude oil, refined products or LPG that we terminal, store or transport nor do we engage in any marketing or trading of commodities.

OTA owns and controls our general partner, OTLP GP, LLC (our “general partner”). Through our wholly owned subsidiaries, Oiltanking Houston, L.P. (“OTH”) and Oiltanking Beaumont Partners, L.P. (“OTB”), we own and operate storage and terminaling assets located along the Gulf Coast of the United States on the Houston Ship Channel and in Beaumont, Texas. We report in one business segment.

OTA is a wholly owned subsidiary of Oiltanking GmbH. Oiltanking Finance B.V. (“OT Finance”), a wholly owned finance company of Oiltanking GmbH, serves as the global financing division for the Oiltanking Group’s terminal holdings, including us, and arranges loans and notes at market rates and terms for approved terminal construction projects. Oiltanking GmbH and its subsidiaries, other than OILT and its subsidiaries, are collectively referred to herein as the “Oiltanking Group.” As used in this document, the terms “we,” “us,” and “our” and similar terms refer to OILT and its subsidiaries unless the context indicates otherwise.

On July 19, 2011, we completed our initial public offering of 11,500,000 common units, including 1,500,000 common units issued in connection with the underwriters’ exercise of their over-allotment option, at a price of $21.50 per unit. Through July 18, 2011, OTH and OTB were wholly owned subsidiaries of OTA. OTA and its affiliates contributed all of their equity interests in OTH and OTB to us on July 19, 2011, and in exchange, we issued an aggregate of 7,949,901 common units and 19,449,901 subordinated units to OTA and its affiliates, and issued incentive distribution rights (“IDRs”) to our general partner. At March 31, 2014, OTA owned our general partner, 7,949,901 common units and 19,449,901 subordinated units. At March 31, 2014, we had outstanding (i) 22,049,901 common units and 19,449,901 subordinated units representing limited partner interests, (ii) a 2.0% general partner interest and (iii) IDRs.

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

At March 31, 2014, we had approximately 22 million barrels of total active storage capacity at our Houston and Beaumont facilities. These integrated facilities are strategically located and directly connected to 23 key refining, production and storage facilities along the Gulf Coast and the Cushing, Oklahoma storage interchange through dedicated and common carrier pipelines. In addition, our facilities provide our customers deep-water access and international distribution capabilities.

Our Houston terminals serve as a regional hub for crude oil and other feedstocks for refineries and petrochemical facilities located in the Gulf Coast region and also serve as important export facilities for LPG and other refined petroleum products. At March 31, 2014, this facility had an aggregate active storage capacity of approximately 16.4 million barrels. Our Beaumont terminal serves as a regional hub for refined petroleum products for refineries located in the Gulf Coast region. At March 31, 2014, this facility had an aggregate active storage capacity of approximately 5.5 million barrels.

Recent Developments

LPG Export Terminal Agreement

In January 2014, we announced a further expansion of our terminal service agreement with Enterprise Products Partners, L.P. (“Enterprise”) to handle increased volumes of LPG exports at our Houston terminal. Under the amended agreement, the primary contract term was extended to 50 years from the February 1, 2014 effective date, and the exclusivity provisions relating to the Houston Ship Channel in the prior agreement were expanded to cover all of the U.S. Gulf Coast. The throughput rates and margin sharing provisions in the amended agreement remain unchanged from the prior terminal service agreement.

Expansion Projects and Assets Placed Into Service

In January 2014, we completed the previously announced “Appelt I” project by placing into service the last storage tank with a total capacity of 210,000 barrels. The Appelt I expansion project was a $104.0 million project to construct approximately 3.2 million barrels of new crude oil storage capacity near our Houston terminal at our Appelt property. As part of this project, we placed into service nine new crude oil storage tanks with a total capacity of 2,970,000 barrels during 2013.

Lease with the Port of Houston

In April 2014, we exercised an option to lease approximately 58 acres of undeveloped property adjacent to our Houston terminal from the Port of Houston Authority of Harris County, Texas (the “Port of Houston”). Under the terms of the lease, we will pay the Port of Houston monthly rental fees commencing May 1, 2014 until the expiration of the lease on October 31, 2038. We are evaluating a number of potential expansion projects that would be located on the leased property if approved.

Management and Board of Director Changes

Effective February 19, 2014, Randall J. Larson resigned from the board of directors of our general partner and from his positions as Chairman of the Audit Committee and member of the Conflicts Committee of the board of directors. Mr. Larson’s departure was not related to any disagreement with our directors or management or regarding any matter relating to our operations, policies or practices.
D. Mark Leland was appointed to serve as the new Chairman of the Audit Committee of the board of directors of our general partner. Mr. Leland has served as a member of the board of directors and as a member of the Audit Committee since May 22, 2012. The board of directors determined Mr. Leland meets all applicable requirements to serve as Chairman of the Audit Committee.
Thomas M. Hart III was appointed to fill the vacancy on the board of directors created by Mr. Larson’s departure. The board of directors determined that Mr. Hart is an independent director, and appointed Mr. Hart to serve as a member of both the Audit and Conflicts Committees of the board of directors. Mr. Hart, as a non-employee director, receives the same compensation provided to all non-employee members of the board of directors.
Separately, and unrelated to the events described above, on February 18, 2014, we announced that Carlin G. Conner notified us of his intention to resign as director and Chairman of the board of directors of our general partner. Mr. Conner’s resignation was given in connection with his notice to Oiltanking GmbH and its parent company, Marquard & Bahls A.G. (“M&B”), of his intention to resign as Managing Director of Oiltanking GmbH and Executive Board member of M&B. Mr. Conner’s resignation as a member of the board of directors was effective as of March 3, 2014. Mr. Conner’s resignation was not related to any disagreement with the board of directors or management or regarding any matter relating to our operations, policies or practices.
Christian Flach replaced Carlin G. Conner as a director and Chairman of the board of directors of our general partner effective March 4, 2014. Mr. Flach is the Chief Executive Officer of M&B, a position he has held since January 2011, and he is also a member of the Executive Board of M&B, a position he has held since September 2008. Mr. Flach began working for M&B in May 1996, and has served in various roles for the organization and its affiliates, including the Oiltanking Group.
Anne-Marie Ainsworth resigned from her positions as President and Chief Executive Officer and as a member of the board of directors of our general partner and OTA effective as of March 3, 2014. Ms. Ainsworth’s resignation was not related to any disagreement with the board of directors or management or regarding any matter relating to our operations, policies or practices. Effective March 4, 2014, Kenneth F. Owen became President and Chief Executive Officer of our general partner and OTA. Mr. Owen was also appointed as a member of the board of directors of our general partner and OTA.

Results of Operations
Our operating results were as follows for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended
	March 31,
	2014	2013

Revenues	$59,953	$40,186
Costs and expenses:
Operating	13,782	9,465
Selling, general and administrative	5,778	4,997
Depreciation and amortization	5,439	4,490
Total costs and expenses	24,999	18,952
Operating income	34,954	21,234
Other income (expense):
Interest expense	(1,445)	(892)
Interest income	52	3
Other income	4	2
Total other expense, net	(1,389)	(887)
Income before income tax expense	33,565	20,347
Income tax expense	(309)	(155)
Net income	$33,256	$20,192

Earnings per common unit – basic and diluted	$0.63	$0.48
Earnings per subordinated unit – basic and diluted	$0.63	$0.48

Adjusted EBITDA

We define Adjusted EBITDA as net income before net interest expense, income tax expense, depreciation and amortization expense and other income, as further adjusted to exclude gains and losses on disposal of fixed assets and property casualty indemnification. Adjusted EBITDA is a non-GAAP supplemental financial performance measure management and other third parties, such as industry analysts, investors, lenders and rating agencies, may use to assess: (i) our financial performance as compared to our peers, without regard to historical cost basis or financing methods, (ii) the viability of proposed projects and acquisitions and (iii) the rates of return on investment in various opportunities. Accordingly, we believe the presentation of Adjusted EBITDA provides useful information to investors in assessing our results of operations.

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

The following table presents a reconciliation of Adjusted EBITDA from net income, the most directly comparable GAAP financial measure, for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Reconciliation of Adjusted EBITDA from net income:
Net income	$33,256	$20,192
Depreciation and amortization	5,439	4,490
Income tax expense	309	155
Interest expense, net	1,393	889
Other income	(4)	(2)
Adjusted EBITDA	$40,393	$25,724

Operating Data

The following table presents operating data for the periods indicated:

	Three Months Ended
	March 31,
	2014	2013

Storage capacity, end of period (mmbbls) (1)	21.9	18.5
Storage capacity, average (mmbbls)	21.9	18.2
Terminal throughput (mbpd) (2)	1,060.5	881.3
Vessels per period	226	194
Barges per period	677	831
Trucks per period	13,029	5,238
Rail cars per period	50	1,638
_______________________

(1)	Represents million barrels (“mmbbls”).

(2)	Represents thousands of barrels per day (“mbpd”).

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Adjusted EBITDA. Adjusted EBITDA for the three months ended March 31, 2014 increased by $14.7 million, or 57.0%, to $40.4 million from $25.7 million for the three months ended March 31, 2013. The increase in Adjusted EBITDA was primarily attributable to a $19.8 million increase in revenues, partially offset by a $4.3 million increase in operating expenses and a $0.8 million increase in selling, general and administrative expenses (“SG&A expenses”).

Revenues. Revenues for the three months ended March 31, 2014 increased by $19.8 million, or 49.2%, to $60.0 million from $40.2 million for the three months ended March 31, 2013, primarily attributable to an increase in storage service fee revenues of $6.1 million, an increase in throughput fee revenue of $12.8 million and an increase in ancillary services fee revenue of $0.9 million. Increased storage service fee revenues were attributable to additional revenues from approximately 4.1 million barrels of new storage capacity placed into service in 2013 and 210,000 barrels placed into service in the first quarter of 2014 (1.1 million barrels from our crude expansion project announced in November 2011 and 3.2 million barrels as part of Appelt I), an increase of 22.6% in storage capacity from March 31, 2013. The increased storage fee revenues were also, to a lesser extent, due to an escalation of storage fees under our contracts. Increased throughput fee revenue was attributable to an increase in fees related to LPG exports at our Houston terminal received under a margin sharing arrangement with our customer that was in addition to volume-based throughput fees.

Operating Expenses. Operating expenses for the three months ended March 31, 2014 increased by $4.3 million, or 45.6%, to $13.8 million from $9.5 million for the three months ended March 31, 2013. The increase in operating expenses was primarily due to an increase of $1.5 million in repairs and maintenance costs, an increase of $1.0 million in operations employee-related costs due to increases in benefit costs and higher operational labor costs in the 2014 period, an increase of $0.6 million in power and fuel costs due to higher fuel usage, an increase of $0.6 million in property taxes resulting from an increased property base and increased property values, an increase of $0.3 million in legal, permitting and licensing fees and an increase of $0.3 million in insurance costs due to policy renewals with higher premiums.

Selling, General and Administrative Expenses. SG&A expenses for the three months ended March 31, 2014 increased by $0.8 million, or 15.6%, to $5.8 million from $5.0 million for the three months ended March 31, 2013. The increase in SG&A expenses was primarily due to an increase of $0.9 million in the quarterly fixed fee under an amendment to the Services Agreement effective July 1, 2013. See Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2014 increased by $0.9 million, or 21.1%, to $5.4 million from $4.5 million for the three months ended March 31, 2013, primarily due to assets placed in service in 2013 and in the first quarter of 2014.

Interest Expense. Interest expense for the three months ended March 31, 2014 increased by $0.6 million, or 62.0%, to $1.4 million from $0.9 million for the three months ended March 31, 2013, primarily due to higher outstanding borrowings in the first quarter of 2014 under our long-term debt agreements to fund increased construction activity.

Income Tax Expense. Income tax expense for the three months ended March 31, 2014 increased by $0.2 million, or 99.4%, to $0.3 million from $0.2 million for the three months ended March 31, 2013, due to an increase in accruals for Texas margin tax. Due to our status as a partnership, we and our subsidiaries are not subject to U.S. federal or state income taxes other than the Texas margin tax.

Liquidity and Capital Resources
Liquidity
Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, service our debt and pay distributions to our partners. Our sources of liquidity may include cash generated by our operations, loans from OT Finance, borrowings under our revolving line of credit agreement and issuances of equity and debt securities. We believe cash generated from these sources will be sufficient to meet our obligations as they come due for the foreseeable future.

During the three months ended March 31, 2014, we paid cash distributions to unitholders totaling $20.7 million, or $0.47 per unit, and corresponding distributions on our general partner’s interest and IDRs. On April 21, 2014, we announced that the board of directors of our general partner declared a cash distribution to our unitholders of $0.495 per unit for the first quarter of 2014, and corresponding distributions on our general partner’s interest and IDRs. The first quarter 2014 cash distribution totaling approximately $22.1 million is expected to be paid on May 14, 2014 to unitholders of record at the close of business on May 2, 2014. The first quarter 2014 cash distribution represents a 5.3% increase over the fourth quarter 2014 cash distribution of $0.47 per unit and a 22.2% increase over the first quarter of 2013 cash distribution of $0.405 per unit. We intend to continue to pay quarterly distributions on our outstanding partnership interests to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates.

In April 2012, we announced approval of our Appelt I expansion project, a $104.0 million project to construct approximately 3.2 million barrels of new crude oil storage capacity near our Houston terminal. During 2013, as part of our Appelt I expansion, we placed into service nine new crude oil storage tanks with a total capacity of 2,970,000 barrels. In January 2014, we completed the Appelt I project by placing 210,000 barrels of storage capacity into service. As of March 31, 2014, spending for the Appelt I expansion project was nearly complete.

In September 2012, we announced approval of our “Appelt II” expansion project, a $70.0 million project to construct approximately 3.3 million barrels of new crude oil storage capacity, adjacent to our ongoing Appelt I project. This additional storage capacity is expected to be placed into service during the third and fourth quarters of 2014.

In March 2013, we announced an expansion of our relationship with Enterprise and plans to increase our ability to import and export LPG at our terminal on the Houston Ship Channel. In connection with the agreement with Enterprise, we announced an expansion project to construct a new vessel dock and add infrastructure to existing docks, which we currently expect to cost approximately $65.0 million. The dock expansion project is expected to be completed by the end of 2014. In January 2014, we announced a further expansion of our terminal service agreement with Enterprise to handle increased volumes of LPG exports at our Houston terminal. Under the amended agreement, the primary contract term was extended to 50 years from the February 1, 2014 effective date, and the exclusivity provisions relating to the Houston Ship Channel in the prior agreement were expanded to cover all of the U.S. Gulf Coast. The throughput rates and margin sharing provisions in the amended agreement remain unchanged from the prior terminal service agreement.

In November 2013, we announced approval of expansion projects of approximately $101.0 million to construct approximately 3.5 million barrels of additional crude oil storage capacity near our Houston terminal at our Appelt property, which we refer to as our Appelt III expansion. One of these projects includes a new 390,000 barrel storage tank expected to be completed by the end of 2014. We anticipate commencing construction on the remaining 3.1 million barrels during the third quarter of 2014, and placing these tanks into service during the fourth quarter of 2015 and first quarter of 2016.

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

Of the approximately $438.0 million million of total expected capital spending to complete the projects discussed above, we have spent approximately $233.8 million through March 31, 2014. We anticipate funding the remainder of spending on these projects and other capital spending primarily with cash on hand, borrowings under our Credit Agreement and other long-term borrowings from OT Finance.

OTH Loan Agreements

OTH has a ten-year, $125.0 million unsecured loan agreement with OT Finance (the “$125.0 million Loan Agreement”) for the purpose of financing the purchase of property, plant and equipment, with a maturity date of December 15, 2022. At March 31, 2014, OTH had $125.0 million of outstanding borrowings under this loan agreement at a fixed interest rate of 4.55% per annum.

OTH has a ten-year, $50.0 million unsecured loan agreement with OT Finance (the “$50.0 million Loan Agreement”) for the purpose of financing the purchase of property, plant and equipment, with a maturity date of June 30, 2023. At March 31, 2014, OTH had $50.0 million of outstanding borrowings under this loan agreement at a fixed interest rate of 5.435% per annum.

For additional information on these loan agreements, see Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements.

OILT Credit Agreement
Our credit agreement with OT Finance is a $150.0 million credit agreement (“Credit Agreement”), with a maturity date of November 30, 2017. From time to time upon our written request and in the sole determination of OT Finance, the revolving credit commitment can be increased up to an additional $75.0 million, for a maximum revolving credit commitment of $225.0 million. Borrowings bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.65% to 2.50% depending upon a leverage-based grid. Any unused portion of the revolving line of credit is subject to a commitment fee of 0.35% per annum. As of March 31, 2014, OILT had no borrowings outstanding under the Credit Agreement.

For additional information on the OILT Credit Agreement, see Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Cash provided by (used in):
Operating activities	$38,868	$15,440
Investing activities	(7,768)	(9,301)
Financing activities	(21,547)	1,708

Operating Activities

Net cash flows provided by operating activities for the three months ended March 31, 2014 increased by $23.4 million, or 151.7%, to $38.9 million from $15.4 million for the three months ended March 31, 2013. The increase was primarily attributable to an increase in storage service fee revenues, throughput fee revenues and ancillary service fee revenues, partially offset by increased operating and SG&A expenses.

Investing Activities

Net cash flows used in investing activities for the three months ended March 31, 2014 decreased by $1.5 million, or 16.5%, to $7.8 million from $9.3 million for the three months ended March 31, 2013. The decrease is primarily attributable to an increase of $17.0 million in the collections of notes receivable from OT Finance partially offset by an increase in fixed asset purchases of $15.8 million relating to our various expansion projects.

Cash amounts paid for capital expenditures were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Maintenance capital expenditures	$1,366	$735
Expansion capital expenditures	51,705	36,566
Total capital expenditures	$53,071	$37,301

Maintenance capital expenditures are those capital expenditures required to maintain our long-term operating capacity. Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity over the long-term. During the three months ended March 31, 2014 and 2013, we spent $51.7 million and $36.6 million, respectively, of expansion capital primarily for the continuing construction of the new storage capacity at our Houston area terminals and associated crude oil pipeline infrastructure investments.

We expect to spend approximately $250.0 million to $270.0 million for capital expenditures for the full year of 2014. Approximately $8.5 million of the capital spending is expected to relate to maintenance capital expenditures and approximately $10.0 million to $15.0 million is expected to relate to upgrades and improvements to our existing infrastructure to increase throughput capacity and increase our ability to provide fee-based services, such as heating and blending. A majority of the capital expenditures projected for 2014 (approximately $210.0 million) relates to storage capacity projects at our Houston area terminals (Appelt II and Appelt III), the LPG dock expansion project and the pipeline expansion projects (see “—Liquidity and Capital Resources” above).

We anticipate the above mentioned capital expenditures will be funded primarily with cash on hand, borrowings under our Credit Agreement and other long-term borrowings from OT Finance.

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

Financing Activities

Net cash flows from financing activities for the three months ended March 31, 2014 decreased by $23.3 million to $21.5 million of net cash used in financing activities as compared to $1.7 million of net cash provided by financing activities for the three months ended March 31, 2013. The following were the principal factors affecting net cash flows from financing activities during the three months ended March 31, 2014 and 2013:

•
During the three months ended March 31, 2014 and 2013, we paid $20.7 million ($0.47 per unit) and $15.5 million ($0.39 per unit), respectively, of cash distributions to our limited partners and general partner.

•	During the three months ended March 31, 2013, we borrowed $18.0 million under the Credit Agreement to finance expansion projects.

•	During the three months ended March 31, 2014 and 2013, we repaid $0.8 million and $0.8 million of notes payable to an affiliate, respectively.

Other Considerations

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2014 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$190,000	$2,500	$5,000	$5,000	$177,500
Interest payments (1)	80,255	9,966	19,397	18,098	32,794
Purchase commitments (2) (4)	11,342	11,342	—	—	—
Capital expenditure obligations (3) (4)	11,565	11,565	—	—	—
Total contractual cash obligations	$293,162	$35,373	$24,397	$23,098	$210,294
___________

(1)
Interest payments include amounts due on our currently outstanding notes payable to an affiliate, $125.0 million Loan Agreement and $50.0 million Loan Agreement, and commitment fees due on our Credit Agreement.

(2)
We have short-term purchase obligations for products and services with third-party suppliers primarily related to construction on our expansion projects. Our estimated future payment obligations are based on the contractual price under each contract for products and services at March 31, 2014.

(3)
We have short-term payment obligations relating to capital projects we have initiated. These obligations represent unconditional payment obligations we have agreed to pay vendors for services rendered or products purchased and are included in accounts payable and accrued expenses on our condensed consolidated balance sheet as of March 31, 2014.

(4)	Although we are not contractually committed, we have announced approximately $438.0 million of approved expansion projects, of which approximately $204.2 million has not yet been incurred.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Related Party Transactions
For more information regarding related party transactions, see Notes 2, 7 and 8 in the Notes to Unaudited Condensed Consolidated Financial Statements.

Overview of Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in our Annual Report. Certain of these accounting policies require the use of estimates. As more fully described therein, we consider the evaluation of long-lived assets for impairment and accruals for contingencies to be critical accounting policies and estimates. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial position, results of operations and cash flows. There have been no changes in our accounting policies during the first quarter of 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to the crude oil, refined petroleum products and LPG we handle and store, and therefore we do not have direct exposure to risks associated with fluctuating commodity prices. However, we may be indirectly impacted by commodity prices in some instances as a result of the margin sharing component of the fees we receive under our terminal service agreement with Enterprise. The throughput revenue we receive on qualifying vessels under this arrangement is determined based on a number of factors, including: (i) the volumes of LPG transported across our docks and (ii) the margin Enterprise receives on those volumes.

In addition, our terminal services agreements with our storage customers are generally indexed to inflation and contain fuel surcharge provisions designed to substantially mitigate our exposure to increases in fuel prices and the cost of other supplies used in our business.

At March 31, 2014, we did not have any variable rate indebtedness. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any risk management contracts.

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

		By:	OILTANKING PARTNERS, L.P. (Registrant)

		By:	OTLP GP, LLC, as General Partner

Date:	April 30, 2014	By:	/s/ Kenneth F. Owen
Kenneth F. Owen President and Chief Executive Officer (Principal Executive Officer)

Date:	April 30, 2014	By:	/s/ Jonathan Z. Ackerman
Jonathan Z. Ackerman Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Oiltanking Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-173199) filed on March 31, 2011).
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