Form 10-Q
period 2014-06-30
Oiltanking Partners, L.P.
filed 2014-08-07
CIK 1516007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Yes ☐ No ☑
As of August 4, 2014, there were 44,229,092 common units and 38,899,802 subordinated units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)
(Unaudited)

	June 30,	December 31,
	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$10,492	$17,332
Receivables:
Trade	29,857	18,013
Affiliates	65	127
Other	5,108	613
Notes receivable, affiliate	40,000	100,000
Prepaid expenses and other	4,084	1,502
Total current assets	89,606	137,587
Property, plant and equipment, net	666,403	585,826
Intangible assets	3,739	3,739
Other assets, net	4,289	1,822
Total assets	$764,037	$728,974
Liabilities and partners’ capital:
Current liabilities:
Accounts payable and accrued liabilities	$39,780	$38,104
Current maturities of long-term debt, affiliate	2,500	2,500
Accounts payable, affiliates	4,764	4,264
Total current liabilities	47,044	44,868
Long-term debt, affiliate, less current maturities	187,050	188,300
Deferred revenue	3,666	2,159
Total liabilities	237,760	235,327
Commitments and contingencies (Note 11)
Partners’ capital:
Common units (44,099,802 units issued and outstanding at June 30, 2014 and December 31, 2013)	427,454	418,435
Subordinated units (38,899,802 units issued and outstanding at June 30, 2014 and December 31, 2013)	58,566	50,611
General partner’s interest	40,257	24,601
Total partners’ capital	526,277	493,647
Total liabilities and partners’ capital	$764,037	$728,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$69,073	$52,079	$129,026	$92,265
Costs and expenses:
Operating	13,978	10,979	27,760	20,444
Selling, general and administrative	6,264	4,741	12,042	9,738
Depreciation and amortization	5,540	4,981	10,979	9,471
Gain on disposal of fixed assets	(88)	—	(88)	—
Total costs and expenses	25,694	20,701	50,693	39,653
Operating income	43,379	31,378	78,333	52,612
Other income (expense):
Interest expense	(757)	(1,759)	(2,202)	(2,651)
Interest income	36	—	88	3
Other income	1	17	5	19
Total other expense, net	(720)	(1,742)	(2,109)	(2,629)
Income before income tax expense	42,659	29,636	76,224	49,983
Income tax expense	(408)	(160)	(717)	(315)
Net income	$42,251	$29,476	$75,507	$49,668

Allocation of net income to partners:
Net income allocated to general partner	$11,492	$5,710	$18,486	$7,060
Net income allocated to common unitholders	$16,343	$11,883	$30,297	$21,304
Net income allocated to subordinated unitholders	$14,416	$11,883	$26,724	$21,304

Earnings per limited partner unit:
Common unit (basic and diluted)	$0.37	$0.31	$0.69	$0.55
Subordinated unit (basic and diluted)	$0.37	$0.31	$0.69	$0.55

Weighted average number of limited partner units outstanding:
Common units (basic and diluted)	44,100	38,900	44,100	38,900
Subordinated units (basic and diluted)	38,900	38,900	38,900	38,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$75,507	$49,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,979	9,471
Gain on disposal of fixed assets	(88)	—
Amortization of deferred financing costs	104	93
Changes in assets and liabilities:
Trade and other receivables	(16,642)	(6,792)
Prepaid expenses and other assets	(5,153)	(2,188)
Accounts receivable/payable, affiliates	562	(359)
Accounts payable and accrued liabilities	(590)	(2,202)
Deferred revenue	2,660	735
Total adjustments from operating activities	(8,168)	(1,242)
Net cash provided by operating activities	67,339	48,426
Cash flows from investing activities:
Issuance of notes receivable, affiliate	—	(3,000)
Collections of notes receivable, affiliate	60,000	28,000
Payments for purchase of property, plant and equipment	(90,450)	(95,920)
Proceeds from sale of property, plant and equipment	95	44
Purchase of intangible assets	—	(3,739)
Proceeds from property casualty indemnification	303	—
Net cash used in investing activities	(30,052)	(74,615)
Cash flows from financing activities:
Borrowings under credit agreement, affiliate	—	57,000
Payments under notes payable, affiliate	(1,250)	(1,250)
Distributions paid to partners	(42,877)	(31,670)
Net cash (used in) provided by financing activities	(44,127)	24,080
Net decrease in cash and cash equivalents	(6,840)	(2,109)
Cash and cash equivalents — Beginning of period	17,332	7,071
Cash and cash equivalents — End of period	$10,492	$4,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

		Limited Partners’ Interests
	General Partner’s Interest	Common Units	Subordinated Units	Total

Balance — January 1, 2014	$24,601	$418,435	$50,611	$493,647
Net income	18,486	30,297	26,724	75,507
Cash distributions to partners	(2,830)	(21,278)	(18,769)	(42,877)
Balance — June 30, 2014	$40,257	$427,454	$58,566	$526,277

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

On July 14, 2014, we completed a two-for-one unit split by distributing one additional limited partner unit for each issued and outstanding limited partner unit to all unitholders of record as of July 7, 2014. All references to unit and per unit amounts in this document and related disclosures have been adjusted to reflect the effect of the unit split for all periods presented.

On July 19, 2011, we completed our initial public offering (“IPO”) of 23,000,000 common units, including 3,000,000 common units issued in connection with the underwriters’ exercise of their over-allotment option, at a price to the public of $10.75 per unit. Our common units are listed on the New York Stock Exchange under the symbol “OILT.” Through July 18, 2011, OTH and OTB were wholly owned subsidiaries of OTA. OTA and its affiliates contributed all of their equity interests in OTH and OTB to us on July 19, 2011, and in exchange, we issued an aggregate of 15,899,802 common units and 38,899,802 subordinated units to OTA and its affiliates and incentive distribution rights (“IDRs”) to our general partner. At June 30, 2014, OTA owned our general partner, 15,899,802 common units and 38,899,802 subordinated units.

On November 22, 2013, we completed a public offering of 5,200,000 common units at a price of $30.83 per unit. The proceeds from the offering, net of underwriting discounts and other offering expenses, totaled approximately $154.3 million. In connection with the offering, our general partner contributed an additional $3.3 million to us to maintain its 2.0% general partner interest.

At June 30, 2014, we had outstanding (i) 44,099,802 common units and 38,899,802 subordinated units representing limited partner interests, (ii) a 2.0% general partner interest and (iii) IDRs. OTA and its affiliates hold 66.0% of all of our outstanding common and subordinated units (or a 64.7% limited partner interest), and other security holders hold the remaining 34.0% (or a 33.3% limited partner interest). The limited partners collectively hold a 98.0% limited partner interest in OILT, and the general partner holds a 2.0% general partner interest in OILT.

Basis of Presentation
Our results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of results expected for the full year of 2014. In the opinion of management, the accompanying condensed consolidated interim financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the results for the interim periods. The condensed consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements included in our

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Annual Report on Form 10-K for the year ended December 31, 2013. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Notes receivable, affiliate are reported in the condensed consolidated balance sheets at amounts which approximate fair value due to the relatively short period to maturity of these financial instruments (Level 2). The carrying values of our fixed-rate debt obligations approximate fair value based upon borrowing rates currently available to us for loans with similar terms (Level 2). See Note 6 for further details of our debt obligations.

We believe our valuation methods are appropriate and consistent with the values that would be determined by other market participants. However, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. This ASU also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual periods beginning on or after December 15, 2016. We are in the process of assessing the impact of this ASU on our consolidated financial statements.

2. RELATED PARTY TRANSACTIONS

We engage in certain transactions with other OTA subsidiaries, as well as other companies related to us by common ownership.

We provide storage and ancillary services to certain affiliates. Total revenues for related party storage and ancillary services were $0.9 million and $0.8 million for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, total revenues for related party storage and ancillary services services were $1.7 million and $1.5 million, respectively.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended June 30, 2014 and 2013, we capitalized into construction in progress $2.5 million and $2.5 million, respectively, of related party fees incurred for engineering services.

At June 30, 2014 and December 31, 2013, total related party accounts receivable were $0.1 million and $0.1 million, respectively. Total related party accounts payable were $4.8 million and $4.3 million at June 30, 2014 and December 31, 2013, respectively. Additionally, $3.6 million and $6.7 million of accounts payable and accrued liabilities at June 30, 2014 and December 31, 2013, respectively, were associated with related party administrative fees (see Note 4).

Long-term debt payable to OT Finance, including both current and long-term portions, at June 30, 2014 and December 31, 2013, was $189.6 million and $190.8 million, respectively.

At June 30, 2014 and December 31, 2013, total interest and commitment fees payable to OT Finance under term loans and credit financing arrangements of $0.5 million and $0.6 million, respectively, were included in accounts payable and accrued liabilities (see Note 4).

From time to time, we invest cash with OT Finance in short-term notes receivable at then-prevailing market rates. At June 30, 2014 and December 31, 2013, we had short-term notes receivable of $40.0 million and $100.0 million, respectively, from OT Finance, bearing weighted-average interest rates of 0.25% and 0.23%, respectively.

The following table summarizes related party operating expenses, selling, general and administrative expenses, interest expense and interest income reflected in the condensed consolidated statements of income for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Operating	$4,748	$3,399	$9,272	$6,980
Selling, general and administrative (1)	5,008	4,018	9,997	8,007
Interest expense (net of amounts capitalized)	751	1,753	2,189	2,638
Interest income	36	—	88	3
____________

(1)
Amounts represent selling, general and administrative expenses incurred under the Services Agreement (as defined below). For the three months ended June 30, 2014 and 2013, these amounts include $0.3 million and $0.2 million, respectively, of costs from OTA related to ongoing maintenance for an invoicing and inventory computer system that are reimbursable under the Services Agreement but not included in the annual fixed fee set forth in the agreement. The six months ended June 30, 2014 and 2013 include $0.6 million and $0.5 million, respectively, of costs from OTA related to such system.

Transactions with a Certain Director

One of the directors of our general partner, David L. Griffis, is employed by and a shareholder of the law firm of Crain, Caton & James, P.C., a firm that provides legal counsel to us, as well as to OTA and certain of its other affiliates. Fees for legal services paid to Crain, Caton & James, P.C. for services provided to us totaled $0.7 million and $0.7 million for the six months ended June 30, 2014 and 2013, respectively.

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

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2014	2013

Land	$23,509	$23,436
Production and terminal facilities	696,643	661,184
Construction in progress	176,734	120,761
Total property, plant and equipment	896,886	805,381
Less: accumulated depreciation	(230,483)	(219,555)
Total property, plant and equipment, net	$666,403	$585,826

Depreciation and amortization expense was $5.5 million and $5.0 million for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, depreciation and amortization expense was $11.0 million and $9.5 million, respectively.

Interest costs capitalized as part of the costs of construction in progress were $1.8 million and $0.4 million during the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, interest costs capitalized were $3.0 million and $1.5 million, respectively.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2014	2013

Accounts payable, trade	$6,590	$3,820
Accrued capital expenditures	18,732	15,120
Accrued property taxes	4,286	6,952
Accrued sales and other taxes	547	421
Related party interest and commitment fees payable	515	557
Related party administrative fees payable	3,611	6,703
Deferred revenue	3,762	2,609
Other	1,737	1,922
Total accounts payable and accrued liabilities	$39,780	$38,104

5. DEFERRED REVENUE
During 2007, we entered into a modification of a lease, in which we, as a lessor, received a one-time upfront rental payment of $2.5 million, which is being amortized on a straight-line basis over the term of the lease of approximately sixteen years. At June 30, 2014 and December 31, 2013, deferred revenue related to this upfront rental payment was $1.3 million and $1.4 million, respectively, of which $0.2 million at each date was current and included in accounts payable and accrued liabilities.
During 2010, we entered into a modification of a revenue agreement with a customer and received a one-time payment of $2.0 million, which is being amortized on a straight-line basis over the remaining term of the agreement of approximately nine years. At June 30, 2014 and December 31, 2013, deferred revenue related to this one-time payment was $1.0 million and $1.1 million, respectively, of which $0.2 million at each date was current and included in accounts payable and accrued liabilities.
At June 30, 2014, we had $2.2 million of deferred revenue related to customer terminal services agreements, of which $0.5 million was current and included in accounts payable and accrued liabilities.
At June 30, 2014 and December 31, 2013, we had $2.8 million and $2.2 million, respectively, of current deferred revenue related to a customer throughput and deficiency agreement.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. DEBT

Long-term debt, affiliate, consisted of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2014	2013

6.78% Note due 2019 – OTH	$4,950	$5,400
7.45% Note due 2019 – OTB	4,400	4,800
7.02% Note due 2020 – OTB	5,200	5,600
4.55% OTH $125.0 million Loan Agreement, due 2022	125,000	125,000
5.435% OTH $50.0 million Loan Agreement, due 2023	50,000	50,000
OILT Credit Agreement, due 2017	—	—
Total debt	189,550	190,800
Less current portion	(2,500)	(2,500)
Total long-term debt, affiliate	$187,050	$188,300

At June 30, 2014, under the most restrictive terms of the covenants contained in the agreements governing our long-term debt, partners’ capital of $323.9 million was available for distribution.

OTH and OTB Notes
At June 30, 2014, we have three outstanding notes with OT Finance. Two of the outstanding notes contain loan covenants requiring OTB to maintain certain debt, leverage and equity ratios and prohibit OTB from pledging its assets to third parties or incurring any indebtedness other than from OT Finance without its consent. At June 30, 2014, no assets had been pledged to third parties. The loan covenants in these agreements require OTB to maintain certain Financial Parameters (as such term is defined in the note agreements), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are defined in the note agreements). At June 30, 2014, OTB’s ratio of Stockholders’ Equity to non-current assets, EBITDA to Total Debt Service and Net Financial Indebtedness to EBITDA were 97.1%, 9.5 and 0.29, respectively. At June 30, 2014, OTB was in compliance with all covenants under the respective note agreements.

OTH Loan Agreements

On May 16, 2012, OTH entered into a ten-year $125.0 million unsecured loan agreement with OT Finance for the purpose of financing the purchase of property, plant and equipment with a maturity date of December 15, 2022. At June 30, 2014, OTH had $125.0 million of outstanding borrowings under this loan agreement at a fixed interest rate of 4.55% per annum.

On June 26, 2013, OTH entered into a ten-year $50.0 million unsecured loan agreement with OT Finance for the purpose of financing the purchase of property, plant and equipment with a maturity date of June 30, 2023. At June 30, 2014, OTH had $50.0 million of outstanding borrowings under this loan agreement at a fixed interest rate of 5.435% per annum.

The loan agreements contain covenants restricting the ability of OTH to take certain actions without the consent of OT Finance, including incurring additional indebtedness, pledging its assets or amending its organizational documents. The loan agreements contain borrowing conditions and events of default, including events of default triggered by (i) OTH failing to satisfy the Financial Parameters and other covenants described in this paragraph after more than 30 days’ notice, (ii) OTH failing to repay borrowings under the loan agreements when they become due, and (iii) OTH ceasing to be controlled by Oiltanking GmbH. The loan agreements require OTH to maintain certain Financial Parameters (as such term is defined in the loan agreements), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater, and (iii) a ratio of Net Financial

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Indebtedness to EBITDA of 3.75 or less (as such terms are described in the loan agreements). At June 30, 2014, OTH’s ratio of Stockholders’ Equity to non-current assets, EBITDA to Total Debt Service and Net Financial Indebtedness to EBITDA were 65.3%, 15.9 and 1.15, respectively. At June 30, 2014, OTH was in compliance with all covenants contained in the loan agreements.

OILT Credit Agreement

On November 7, 2012, OILT entered into Addendum No. 2 to its unsecured revolving line of credit agreement with OT Finance to increase the amount of the revolving credit commitment from $50.0 million to $150.0 million and to extend the maturity date from June 30, 2013 to November 30, 2017 (as amended, the “Credit Agreement”). From time to time upon OILT’s written request and in the sole determination of OT Finance, the revolving credit commitment can be increased up to an additional $75.0 million, for a maximum revolving credit commitment of $225.0 million. Borrowings bear interest at LIBOR plus a margin ranging from 1.65% to 2.50% depending upon a leverage-based grid. Any unused portion of the revolving line of credit is subject to a commitment fee of 0.35% per annum. At June 30, 2014, OILT had no borrowings outstanding under the Credit Agreement.

The Credit Agreement requires OILT to maintain, on a calendar year basis, certain Financial Parameters (as such term is defined in the Credit Agreement), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are defined in the Credit Agreement). At June 30, 2014, OILT’s ratio of Stockholders’ Equity to non-current assets, EBITDA to Total Debt Service and Net Financial Indebtedness to EBITDA were 78.0%, 2.5 and 1.03, respectively. At June 30, 2014, OILT was in compliance with all covenants contained in the Credit Agreement.

7. PARTNERS’ CAPITAL AND DISTRIBUTIONS

Outstanding Units

At June 30, 2014 and December 31, 2013, we had outstanding 44,099,802 common units and 38,899,802 subordinated units representing limited partner interests.

Unit Split

On July 14, 2014, we completed a two-for-one unit split by distributing one additional limited partner unit for each issued and outstanding limited partner unit to all unitholders of record as of July 7, 2014. All references to unit and per unit amounts in this document and related disclosures have been adjusted to reflect the effect of the unit split for all periods presented.

Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date.

The following table details the distributions paid during or pertaining to the six months ended June 30, 2014 (in thousands, except per unit amounts):

		Common and	General	Incentive		Distributions
	Date Paid	Subordinated	Partner’s	Distribution		per Limited
Date Declared	or To Be Paid	Units	2% Interest	Rights	Total	Partner Unit

January 21, 2014	February 14, 2014	$19,505	$415	$827	$20,747	$0.235
April 21, 2014	May 14, 2014	$20,542	$443	$1,145	$22,130	$0.2475
July 21, 2014	August 14, 2014	$21,580	$478	$1,836	$23,894	$0.26

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our partnership agreement requires that we distribute all of our available cash (as defined in our partnership agreement) each quarter in the following manner:

•
first, 98.0% to the holders of our common units and 2.0% to our general partner, until each common unit has received the minimum quarterly distribution of $0.16875 plus any arrearages from prior quarters;

•	second, 98.0% to the holders of our subordinated units and 2.0% to our general partner, until each subordinated unit has received the minimum quarterly distribution of $0.16875; and

•	third, 98.0% to all unitholders pro rata, and 2.0% to our general partner, until each unit has received a quarterly distribution of $0.1940625.

The general partner’s IDRs provide that if cash distributions to our unitholders exceed $0.1940625 per common unit and subordinated unit in any quarter, our unitholders and our general partner will receive, including distributions with respect to its 2.0% general partner interest, distributions according to the following percentage allocations:

	Total Quarterly Distribution Per Unit Target Amount	Marginal Percentage Interest in Distributions
		Unitholders	General Partner
Minimum quarterly distribution	$0.16875	98.0%	2.0%
First target distribution	above $0.16875 up to $0.1940625	98.0%	2.0%
Second target distribution	above $0.1940625 up to $0.2109375	85.0%	15.0%
Third target distribution	above $0.2109375 up to $0.253125	75.0%	25.0%
Thereafter	above $0.253125	50.0%	50.0%

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

Subordinated Units

All of our subordinated units are owned directly or indirectly by OTA. The principal difference between our common units and subordinated units is that in any quarter during the subordination period, holders of the subordinated units are not entitled to receive any distribution until the common units have received the minimum quarterly distribution of $0.16875 per common unit plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units will not accrue arrearages.

The subordination period will end on the first business day after we have earned and paid at least: (i) $0.675 (the minimum quarterly distribution on an annualized basis) on each outstanding common unit and subordinated unit and the corresponding distribution on our general partner’s 2.0% interest for each of three consecutive, non-overlapping four-quarter periods ending on or after September 30, 2014; or (ii) $1.0125 (150.0% of the annualized minimum quarterly distribution) on each outstanding common unit and subordinated unit and the corresponding distribution on

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

our general partner’s 2.0% interest and the related distribution on the IDRs for the four-quarter period immediately preceding that date, in each case provided there are no arrearages on our common units at that time. Since our IPO in July 2011, we have paid at least the minimum quarterly distribution on our common units each quarter. If we continue to pay distributions from available cash and generate operating surplus (as defined in our partnership agreement) at a rate consistent with the second quarter of 2014, the subordination period is expected to end following our payment of the distribution for the quarter ending September 30, 2014.

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

8. EARNINGS PER LIMITED PARTNER UNIT

The following table sets forth the computation of basic and diluted earnings per limited partner unit for the periods indicated (amounts in thousands, except per unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$42,251	$29,476	$75,507	$49,668

Less: General partner’s incentive distribution earned (1)	10,647	5,121	16,976	6,067
Less: General partner’s 2.0% ownership interest	845	589	1,510	993
Net income allocated to limited partners	$30,759	$23,766	$57,021	$42,608

Numerator for basic and diluted earnings per limited partner unit:
Allocation of net income among limited partner interests:
Net income allocable to common units	$16,343	$11,883	$30,297	$21,304
Net income allocable to subordinated units	14,416	11,883	26,724	21,304
Net income allocated to limited partners	$30,759	$23,766	$57,021	$42,608

Denominator:
Basic and diluted weighted average number of limited partner units outstanding:
Common units	44,100	38,900	44,100	38,900
Subordinated units	38,900	38,900	38,900	38,900

Basic and diluted net income per limited partner unit:
Common units	$0.37	$0.31	$0.69	$0.55
Subordinated units	$0.37	$0.31	$0.69	$0.55
____________

(1)
Based on the amount of net income for the three and six months ended June 30, 2014 and 2013, our general partner was allocated income associated with its IDRs. Under the two-class method, because our partnership agreement does not limit distributions to our general partner with respect to IDRs to available cash, we allocate undistributed earnings to our general partner utilizing the distribution waterfall for available cash specified in our partnership agreement. Cash payments made to our general partner and limited partners are determined in relation to actual distributions declared rather than the net income allocations used in the calculation of earnings per unit.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2014	2013

Cash paid for interest of $5,079 and $3,778 (net of capitalized interest)	$2,127	$2,322
Cash taxes paid	923	407
Interest costs capitalized	2,952	1,456

Non-cash transactions:
Change in accounts payable related to capital expenditures	$1,113	$164

10. SEGMENT REPORTING

We derive our revenues from two operating segments — OTH and OTB. The two operating segments have been aggregated into one reportable business segment because they have similar long-term economic characteristics, types and classes of customers and provide similar services.

Revenues by service category were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Storage service fees	$35,380	$28,620	$69,417	$56,578
Throughput fees	30,309	21,430	53,579	31,918
Ancillary service fees	3,384	2,029	6,030	3,769
Total revenues	$69,073	$52,079	$129,026	$92,265

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

Environmental Liabilities

We may experience releases of crude oil, petroleum products and fuels, liquid petroleum gas or other contaminants into the environment, or discover past releases that were previously unidentified. Although we maintain an inspection program designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to any such environmental releases from our assets may affect our business. As of June 30, 2014 and December 31, 2013, we have not identified any environmental obligations that would require an accrual in our condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Commitments

We have certain short-term purchase obligations and commitments for products and services, primarily related to construction on our expansion projects. At June 30, 2014, we had commitments of approximately $13.6 million for the purchase of property, plant and equipment.

Effective May 1, 2014, we entered into two land leases with a third party covering approximately 58 acres and 30 acres. The lease terms for the 58 acres and the 30 acres run through October 31, 2038 and April 30, 2017, respectively. The leases provide for annual rental payments of $2.2 million in aggregate, which will be adjusted to correspond with variations in the Consumer Price Index beginning with the second year of the lease terms. Future minimum lease payments under these non-cancelable leases as of June 30, 2014 are as follows (in thousands):

Years Ending December 31,

2014	$1,110
2015	2,264
2016	2,332
2017	1,878
2018	1,672
Thereafter	45,764
Total minimum lease payments	$55,020

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements.” Forward-looking statements provide our current expectations, contain projections of results of operations or of financial condition, or forecast future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. Forward-looking statements can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report and in our Annual Report and other filings with the U.S. Securities and Exchange Commission (the “SEC”). Actual results may vary materially from such forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements.

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

OTA is a wholly owned subsidiary of Oiltanking GmbH. Oiltanking Finance B.V. (“OT Finance”), a wholly owned finance company of Oiltanking GmbH, serves as the global financing division for the Oiltanking Group’s terminal holdings, including us, and arranges loans and notes at market rates and terms for approved terminal construction projects. Oiltanking GmbH and its subsidiaries, other than OILT and its subsidiaries, are collectively referred to herein as the “Oiltanking Group.” As used in this document, the terms “we,” “us,” and “our” and similar terms refer to OILT and its subsidiaries unless the context indicates otherwise. All references to unit and per unit amounts in this document and related disclosures have been adjusted for all periods presented to reflect a two-for-one unit split completed in July 2014, as discussed below under “Recent Developments — Unit Split.”

On July 19, 2011, we completed our initial public offering of 23,000,000 common units, including 3,000,000 common units issued in connection with the underwriters’ exercise of their over-allotment option, at a price of $10.75 per unit. Through July 18, 2011, OTH and OTB were wholly owned subsidiaries of OTA. OTA and its affiliates contributed all of their equity interests in OTH and OTB to us on July 19, 2011, and in exchange, we issued an aggregate of 15,899,802 common units and 38,899,802 subordinated units to OTA and its affiliates, and issued incentive distribution rights (“IDRs”) to our general partner. At June 30, 2014, OTA owned our general partner, 15,899,802 common units and 38,899,802 subordinated units. At June 30, 2014, we had outstanding (i) 44,099,802 common units and 38,899,802 subordinated units representing limited partner interests, (ii) a 2.0% general partner interest and (iii) IDRs.

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

At June 30, 2014, we had approximately 23.6 million barrels of total active storage capacity at our Houston and Beaumont facilities. These integrated facilities are strategically located and directly connected to 23 key refining, production and storage facilities along the Gulf Coast and the Cushing, Oklahoma storage interchange through dedicated and common carrier pipelines. In addition, our facilities provide our customers deep-water access and international distribution capabilities.

Our Houston terminals serve as a regional hub for crude oil and other feedstocks for refineries and petrochemical facilities located in the Gulf Coast region and also serve as important export facilities for LPG and other refined petroleum products. At June 30, 2014, this facility had an aggregate active storage capacity of approximately 18.1 million barrels. Our Beaumont terminal serves as a regional hub for refined petroleum products for refineries located in the Gulf Coast region. At June 30, 2014, this facility had an aggregate active storage capacity of approximately 5.5 million barrels.

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

Expansion Projects and Assets Placed Into Service

In January 2014, we completed the previously announced “Appelt I” project by placing into service the last storage tank with a total capacity of 210,000 barrels. The Appelt I expansion project was a $104.0 million project to construct approximately 3.2 million barrels of new crude oil storage capacity at our Houston terminals. As part of this project, we placed into service the other nine new crude oil storage tanks with a total capacity of approximately 3.0 million barrels during 2013.

In May and June 2014, we placed into service five new crude oil storage tanks with a total capacity of 1.8 million barrels as part of our “Appelt II” project. In July 2014, we placed into service an additional new crude oil storage tank with a total capacity of 210,000 barrels as part of this project. The Appelt II expansion project is a $70.0 million project to construct approximately 3.3 million barrels of new crude oil storage capacity at our Houston terminals. The remaining storage capacity is expected to be placed into service during the third and fourth quarters of 2014.

The following is a summary of new storage capacity that has been placed into service by quarter from June 30, 2013 through June 30, 2014:

		Aggregate
	Number of	Capacity
In-Service Date	tanks	(in barrels)	Project

Third Quarter 2013	1	275,000	Crude Expansion (announced November 2011)
Third Quarter 2013	3	1,170,000	Appelt I
Fourth Quarter 2013	6	1,800,000	Appelt I
First Quarter 2014	1	210,000	Appelt I
Second Quarter 2014	5	1,770,000	Appelt II
	16	5,225,000

Beaumont Expansion Project

In June 2014, we announced the approval of an expansion project to construct new crude storage, pipelines and dock infrastructure at our Beaumont terminal. The multi-phase crude expansion is expected to have a total capacity of up to 6.2 million barrels of storage at a total cost of approximately $340.0 million when all currently planned phases have been completed. The first phase includes pipeline connections and manifold infrastructure and the construction of a new finger pier with two new deep-water docks. The new docks will be configured to load and unload crude and feedstocks at high rates to accommodate both the announced crude expansions and other growth opportunities. The first tanks are expected to be placed into service during the third quarter of 2015. Upon completion of the announced crude storage expansions, the Beaumont terminal is expected to have approximately 11.7 million barrels of total capacity.

Leases with the Port of Houston

In April 2014, we exercised an option to lease approximately 58 acres of undeveloped property adjacent to our Houston terminal from the Port of Houston Authority of Harris County, Texas (the “Port of Houston”). Under the terms of the lease, we will pay the Port of Houston monthly rental fees commencing May 1, 2014 until the expiration of the lease on October 31, 2038. We also leased an additional 30 acres from the Port of Houston beginning May 1, 2014 through April 30, 2017, which is contiguous to the 58 acres mentioned above. We are evaluating a number of potential expansion projects that would be located on the leased property.

Unit Split

On July 14, 2014, we completed a two-for-one unit split by distributing one additional limited partner unit for each issued and outstanding limited partner unit to all unitholders of record as of July 7, 2014. All references to unit and per unit amounts in this document and related disclosures have been adjusted to reflect the effect of the unit split for all periods presented.

In connection with the two-for-one unit split, our general partner executed Amendment No.1 to our First Amended and Restated Agreement of Limited Partnership on July 14, 2014. The amendment provides, among other things, for the proportionate adjustment of the minimum quarterly distribution and target distributions.

Results of Operations
Our operating results were as follows for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$69,073	$52,079	$129,026	$92,265
Costs and expenses:
Operating	13,978	10,979	27,760	20,444
Selling, general and administrative	6,264	4,741	12,042	9,738
Depreciation and amortization	5,540	4,981	10,979	9,471
Gain on disposal of fixed assets	(88)	—	(88)	—
Total costs and expenses	25,694	20,701	50,693	39,653
Operating income	43,379	31,378	78,333	52,612
Other income (expense):
Interest expense	(757)	(1,759)	(2,202)	(2,651)
Interest income	36	—	88	3
Other income	1	17	5	19
Total other expense, net	(720)	(1,742)	(2,109)	(2,629)
Income before income tax expense	42,659	29,636	76,224	49,983
Income tax expense	(408)	(160)	(717)	(315)
Net income	$42,251	$29,476	$75,507	$49,668

Earnings per common unit – basic and diluted	$0.37	$0.31	$0.69	$0.55
Earnings per subordinated unit – basic and diluted	$0.37	$0.31	$0.69	$0.55

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

The following table presents a reconciliation of Adjusted EBITDA from net income, the most directly comparable GAAP financial measure, for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Reconciliation of Adjusted EBITDA from net income:
Net income	$42,251	$29,476	$75,507	$49,668
Depreciation and amortization	5,540	4,981	10,979	9,471
Income tax expense	408	160	717	315
Interest expense, net	721	1,759	2,114	2,648
Gain on disposal of fixed assets	(88)	—	(88)	—
Other income	(1)	(17)	(5)	(19)
Adjusted EBITDA	$48,831	$36,359	$89,224	$62,083

Operating Data

The following table presents operating data for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Storage capacity, end of period (mmbbls) (1) (3)	23.6	18.5	23.6	18.5
Storage capacity, average (mmbbls) (3)	23.5	18.5	22.3	18.3
Terminal throughput (mbpd) (2)	1,256.2	1,135.7	1,158.4	1,008.5
Vessels per period	261	225	487	419
Barges per period	772	788	1,449	1,619
Trucks per period	16,750	6,900	29,779	12,138
Rail cars per period	98	1,950	148	3,588
_______________________

(1)	Represents million barrels (“mmbbls”).

(2)	Represents thousands of barrels per day (“mbpd”).

(3)
During the second quarter of 2014, we placed into service approximately 1.8 million barrels of storage capacity. Amounts do not reflect approximately 210,000 barrels of storage capacity placed into service in July 2014.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Adjusted EBITDA. Adjusted EBITDA for the three months ended June 30, 2014 increased by $12.5 million, or 34.3%, to $48.8 million from $36.4 million for the three months ended June 30, 2013. The increase in Adjusted EBITDA was primarily attributable to a $17.0 million increase in revenues, partially offset by a $3.0 million increase in operating expenses and a $1.5 million increase in selling, general and administrative expenses (“SG&A expenses”).

Revenues. Revenues for the three months ended June 30, 2014 increased by $17.0 million, or 32.6%, to $69.1 million from $52.1 million for the three months ended June 30, 2013, primarily attributable to an increase in storage service fee revenues of $6.8 million, an increase in throughput fee revenue of $8.9 million and an increase in ancillary services fee revenue of $1.4 million. Increased storage service fee revenues were attributable to additional revenues associated with the addition of approximately 5.2 million barrels of new storage capacity, a 28.4% increase, since June 30, 2013, partially offset by lost storage service fee revenues due to tanks temporarily taken out of service for inspections, repairs and maintenance. Increased throughput fee revenue was attributable to fees related to pipeline throughput and in-terminal sales, fees related to LPG exports at our Houston terminal and customer deficiency charges recognized in the current period.

Operating Expenses. Operating expenses for the three months ended June 30, 2014 increased by $3.0 million, or 27.3%, to $14.0 million from $11.0 million for the three months ended June 30, 2013. The increase in operating expenses was primarily due to an increase of $1.5 million in operations employee-related costs including benefit costs and operational labor costs, an increase of $0.5 million in rental expense due to new land leases, an increase of $0.4 million in legal, permitting and licensing fees, an increase of $0.2 million in power and fuel costs due to higher fuel usage, an increase of $0.2 million in property taxes resulting from an increased property base and increased property values and an increase of $0.2 million in insurance costs due to policy renewals with higher premiums.

Selling, General and Administrative Expenses. SG&A expenses for the three months ended June 30, 2014 increased by $1.5 million, or 32.1%, to $6.3 million from $4.7 million for the three months ended June 30, 2013. The increase in SG&A expenses was primarily due to an increase of $0.9 million in the quarterly fixed fee under the Services Agreement, which was amended effective July 1, 2013. See Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements. SG&A expenses also increased as a result of higher legal and professional fees in the 2014 period.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2014 increased by $0.6 million, or 11.2%, to $5.5 million from $5.0 million for the three months ended June 30, 2013, primarily due to assets placed in service in late 2013 and in the first and second quarters of 2014.

Gain on Disposal of Fixed Assets. During the three months ended June 30, 2014, we recognized a gain of $0.1 million on the dismantling and disposal of terminal assets, which were not part of our active storage capacity. During the three months ended June 30, 2013, we did not recognize any gains or losses on the disposal of assets.

Interest Expense. Interest expense for the three months ended June 30, 2014 decreased by $1.0 million, or 57.0%, to $0.8 million from $1.8 million for the three months ended June 30, 2013, primarily due to an increase of $1.4 million in interest capitalized on construction projects, partially offset by higher outstanding borrowings in the 2014 period under our long-term debt agreements to fund increased construction activity.

Income Tax Expense. Income tax expense for the three months ended June 30, 2014 increased by $0.2 million, or 155.0%, to $0.4 million from $0.2 million for the three months ended June 30, 2013, due to an increase in accruals for Texas margin tax. Due to our status as a partnership, we and our subsidiaries are not subject to U.S. federal or state income taxes other than the Texas margin tax.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Adjusted EBITDA. Adjusted EBITDA for the six months ended June 30, 2014 increased by $27.1 million, or 43.7%, to $89.2 million from $62.1 million for the six months ended June 30, 2013. The increase in Adjusted EBITDA was primarily attributable to a $36.8 million increase in revenues, partially offset by a $7.3 million increase in operating expenses and a $2.3 million increase in SG&A expenses.

Revenues. Revenues for the six months ended June 30, 2014 increased by $36.8 million, or 39.8%, to $129.0 million from $92.3 million for the six months ended June 30, 2013, primarily attributable to an increase in storage service fee revenues of $12.8 million, an increase in throughput fee revenue of $21.7 million and an increase in ancillary services fee revenue of $2.3 million. Increased storage service fee revenues were attributable to additional revenues from the new storage capacity as discussed above, partially offset by lost storage service fee revenues due to tanks temporarily taken out of service for inspections, repairs and maintenance. Increased throughput fee revenue was attributable to fees related to pipeline throughput and in-terminal sales, fees related to LPG exports at our Houston terminal and customer deficiency charges recognized in the current period.

Operating Expenses. Operating expenses for the six months ended June 30, 2014 increased by $7.3 million, or 35.8%, to $27.8 million from $20.4 million for the six months ended June 30, 2013. The increase in operating expenses was primarily due to an increase of $2.5 million in operations employee-related costs including benefit costs and operational labor costs, an increase of $1.5 million in repairs and maintenance costs, an increase of $0.8 million in power and fuel costs due to higher fuel usage, an increase of $0.8 million in legal, permitting and licensing fees, an increase of $0.7 million in property taxes resulting from an increased property base and increased property values, an increase of $0.5 million in rental expense due to new land leases, and an increase of $0.5 million in insurance costs due to policy renewals with higher premiums.

Selling, General and Administrative Expenses. SG&A expenses for the six months ended June 30, 2014 increased by $2.3 million, or 23.7%, to $12.0 million from $9.7 million for the six months ended June 30, 2013. The increase in SG&A expenses was primarily due to an increase of $0.9 million in the quarterly fixed fee under the Services Agreement, which was amended effective July 1, 2013. See Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements. SG&A expenses also increased as a result of higher legal and professional fees in the 2014 period.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2014 increased by $1.5 million, or 15.9%, to $11.0 million from $9.5 million for the six months ended June 30, 2013, primarily due to assets placed in service in late 2013 and in the first and second quarters of 2014.

Gain on Disposal of Fixed Assets. During the six months ended June 30, 2014, we recognized a gain of $0.1 million on the dismantling and disposal of terminal assets, which were not part of our active storage capacity. During the six months ended June 30, 2013, we did not recognize any gains or losses on the disposal of assets.

Interest Expense. Interest expense for the six months ended June 30, 2014 decreased by $0.4 million, or 16.9%, to $2.2 million from $2.7 million for the six months ended June 30, 2013, primarily due to an increase of $1.5 million in interest capitalized on construction projects, partially offset by higher outstanding borrowings in the 2014 period under our long-term debt agreements to fund increased construction activity.

Income Tax Expense. Income tax expense for the six months ended June 30, 2014 increased by $0.4 million, or 127.6%, to $0.7 million from $0.3 million for the six months ended June 30, 2013, due to an increase in accruals for Texas margin tax.

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

During the six months ended June 30, 2014, we paid cash distributions to unitholders totaling $42.9 million, or $0.4825 per unit (on a split adjusted basis), and corresponding distributions on our general partner’s interest and IDRs. On July 21, 2014, we announced that the board of directors of our general partner declared a cash distribution to our unitholders of $0.26 per unit for the second quarter of 2014, and corresponding distributions on our general partner’s interest and IDRs. The second quarter 2014 cash distribution totaling approximately $23.9 million is expected to be paid on August 14, 2014 to unitholders of record at the close of business on August 1, 2014. The second quarter 2014 cash distribution represents a 5.1% increase over the first quarter 2014 cash distribution of $0.2475 per unit and a 22.4% increase over the second quarter of 2013 cash distribution of $0.2125 per unit (on a split adjusted basis). We intend to continue to pay quarterly distributions on our outstanding partnership interests to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates.

In September 2012, we announced approval of our Appelt II expansion project, a $70.0 million project to construct approximately 3.3 million barrels of new crude oil storage capacity, adjacent to our ongoing Appelt I project. In May and June 2014, we placed into service five new crude oil storage tanks with a total capacity of 1.8 million barrels. In July 2014, we placed into service an additional new crude oil storage tank with a total capacity of 210,000 barrels as part of this project. The remaining storage capacity is expected to be placed into service during the third and fourth quarters of 2014.

In March 2013, we announced an expansion of our relationship with Enterprise and plans to increase our ability to import and export LPG at our terminal on the Houston Ship Channel. In connection with the agreement with Enterprise, we announced an expansion project to construct a new vessel dock and add infrastructure to existing docks, which we currently expect to cost approximately $67.0 million. The dock expansion project is expected to be completed by the end of 2014. In January 2014, we announced a further expansion of our terminal service agreement with Enterprise to handle increased volumes of LPG exports at our Houston terminal. Under the amended agreement, the primary contract term was extended to 50 years from the February 1, 2014 effective date, and the exclusivity provisions relating to the Houston Ship Channel in the prior agreement were expanded to cover all of the U.S. Gulf Coast. The throughput rates and margin sharing provisions in the amended agreement remain unchanged from the prior terminal service agreement.

In November 2013, we announced approval of an expansion project of approximately $101.0 million to construct approximately 3.5 million barrels of additional crude oil storage capacity near our Houston terminal at our Appelt property, which we refer to as our Appelt III expansion. This project includes a new 390,000 barrel storage tank expected to be completed by the end of 2014. We anticipate commencing construction on the remaining 3.1 million barrels during the third quarter of 2014, and placing these tanks into service during the fourth quarter of 2015.

In November 2013, we announced approval of expansion projects of approximately $98.0 million to construct two new crude oil pipelines connecting our Houston facility with Crossroads Junction, which is the termination point of the Houston lateral of TransCanada Corporation’s Gulf Coast Pipeline from Cushing and the origination point of the HoHo Pipeline. We refer to this project as the Crossroads pipelines expansion project. The expansion projects include a new 24-inch pipeline that will give our terminal customers direct access to the origination point of the HoHo Pipeline, which is expected to transport crude oil from the Houston area eastbound to refining centers in Texas and Louisiana. The expansion projects also include a new 36-inch pipeline that will give our terminal customers access to the termination point of TransCanada Corporation’s Gulf Coast Pipeline, which is expected to connect to the Keystone XL pipeline if approved and constructed. The 24-inch pipeline is expected to be completed by the end of 2014, and the 36-inch pipeline is expected to be completed by the end of the first quarter of 2015.

In June 2014, we announced the approval of an expansion project to construct new crude storage, pipelines and dock infrastructure at our Beaumont terminal. The multi-phase crude expansion is expected to have a total capacity of up to 6.2 million barrels of storage at a total cost of approximately $340.0 million when all currently planned phases have been completed. The first phase includes pipeline connections and manifold infrastructure and the construction of a new finger pier with two new deep-water docks. The new docks will be configured to load and unload crude and feedstocks at high rates to accommodate both the announced crude expansions and other growth opportunities. The first tanks are expected to be placed into service during the third quarter of 2015.

Of the approximately $676.0 million of total expected capital spending for the projects discussed above, we have spent approximately $152.7 million through June 30, 2014. We anticipate funding the remainder of spending on these projects and other capital spending primarily with cash on hand, cash flows from operations, proceeds from collections of our notes receivable from an affiliate, borrowings under our revolving line of credit agreement and other long-term borrowings from OT Finance.

OTH Loan Agreements

OTH has a ten-year, $125.0 million unsecured loan agreement with OT Finance (the “$125.0 million Loan Agreement”) for the purpose of financing the purchase of property, plant and equipment, with a maturity date of

December 15, 2022. At June 30, 2014, OTH had $125.0 million of outstanding borrowings under this loan agreement at a fixed interest rate of 4.55% per annum.

OTH has a ten-year, $50.0 million unsecured loan agreement with OT Finance (the “$50.0 million Loan Agreement”) for the purpose of financing the purchase of property, plant and equipment, with a maturity date of June 30, 2023. At June 30, 2014, OTH had $50.0 million of outstanding borrowings under this loan agreement at a fixed interest rate of 5.435% per annum.

For additional information on these loan agreements, see Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements.

OILT Credit Agreement
Our credit agreement with OT Finance is a $150.0 million credit agreement (“Credit Agreement”), with a maturity date of November 30, 2017. From time to time upon our written request and in the sole determination of OT Finance, the revolving credit commitment can be increased up to an additional $75.0 million, for a maximum revolving credit commitment of $225.0 million. Borrowings bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.65% to 2.50% depending upon a leverage-based grid. Any unused portion of the revolving line of credit is subject to a commitment fee of 0.35% per annum. As of June 30, 2014, OILT had no borrowings outstanding under the Credit Agreement.

For additional information on the Credit Agreement, see Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2014	2013
Cash provided by (used in):
Operating activities	$67,339	$48,426
Investing activities	(30,052)	(74,615)
Financing activities	(44,127)	24,080

Operating Activities

Net cash flows provided by operating activities for the six months ended June 30, 2014 increased by $18.9 million, or 39.1%, to $67.3 million from $48.4 million for the six months ended June 30, 2013. The increase was primarily attributable to an increase in revenues, partially offset by increased operating and SG&A expenses.

Investing Activities

Net cash flows used in investing activities for the six months ended June 30, 2014 decreased by $44.6 million, or 59.7%, to $30.1 million from $74.6 million for the six months ended June 30, 2013. The decrease is primarily attributable to an increase of $35.0 million in the collections of notes receivable from OT Finance, the purchase of intangible assets of $3.7 million in the 2013 period and a decrease in fixed asset purchases of $5.5 million relating to the timing of construction activities of our various expansion projects.

Cash amounts paid for capital expenditures were as follows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2014	2013

Maintenance capital expenditures	$2,829	$995
Expansion capital expenditures	87,621	94,925
Total capital expenditures	$90,450	$95,920

Maintenance capital expenditures are those capital expenditures required to maintain our long-term operating capacity. Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity over the long-term. During the six months ended June 30, 2014 and 2013, we spent $87.6 million and $94.9 million, respectively, of expansion capital primarily for the continuing construction of the new storage capacity at our Houston area terminals and associated crude oil pipeline infrastructure investments.

We expect to spend approximately $300.0 million to $320.0 million for capital expenditures for the full year of 2014. Approximately $8.5 million of the capital spending is expected to relate to maintenance capital expenditures and approximately $10.0 million to $15.0 million is expected to relate to upgrades and improvements to our existing infrastructure to increase throughput capacity and increase our ability to provide fee-based services, such as heating and blending. A majority of the capital expenditures projected for 2014 (approximately $260.0 million) relates to storage capacity and crude oil pipelines projects at our Houston area terminals (Appelt II, Appelt III and the Crossroads pipelines), the LPG dock expansion project and the crude oil expansion project at our Beaumont terminal (see “—Liquidity and Capital Resources” above).

We anticipate the above mentioned capital expenditures will be funded primarily with cash on hand, cash flow from operations, proceeds from collection of notes receivable from an affiliate, borrowings under our Credit Agreement and other long-term borrowings from OT Finance.

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

Financing Activities

Net cash flows from financing activities for the six months ended June 30, 2014 decreased by $68.2 million to $44.1 million of net cash used in financing activities as compared to $24.1 million of net cash provided by financing activities for the six months ended June 30, 2013. The following were the principal factors affecting net cash flows from financing activities during the six months ended June 30, 2014 and 2013:

•
During the six months ended June 30, 2014 and 2013, we paid $42.9 million ($0.4825 per unit) and $31.7 million ($0.3975 per unit), respectively, of cash distributions to our limited partners and general partner (on a split adjusted basis).

•	During the six months ended June 30, 2013, we borrowed $57.0 million under the Credit Agreement to finance expansion projects.

•	During the six months ended June 30, 2014 and 2013, we repaid $1.3 million and $1.3 million of notes payable to an affiliate, respectively.

Other Considerations

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2014 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$189,550	$2,500	$5,000	$5,000	$177,050
Interest payments (1)	77,709	9,935	19,335	17,772	30,667
Operating lease obligations (2)	55,020	2,231	4,534	3,344	44,911
Purchase commitments (3) (5)	13,578	13,578	—	—	—
Capital expenditure obligations (4) (5)	21,228	21,228	—	—	—
Total contractual cash obligations	$357,085	$49,472	$28,869	$26,116	$252,628
___________

(1)
Interest payments include amounts due on our currently outstanding notes payable to an affiliate, $125.0 million Loan Agreement and $50.0 million Loan Agreement, and commitment fees due on our Credit Agreement.

(2)
Operating lease obligations represents two land lease agreements covering approximately 58 acres and 30 acres that we entered into with the Port of Houston beginning May 1, 2014 through October 31, 2038 and April 30, 2017, respectively. The leases provide for annual rental payments of $2.2 million in aggregate, which will be adjusted beginning in the second year of the lease terms based on an annual escalation of the greater of 3% or increases in the Consumer Price Index not to exceed 5%.

(3)
We have short-term purchase obligations for products and services with third-party suppliers primarily related to construction on our expansion projects. Our estimated future payment obligations are based on the contractual price under each contract for products and services at June 30, 2014.

(4)
We have short-term payment obligations relating to capital projects we have initiated. These obligations represent unconditional payment obligations we have agreed to pay vendors for services rendered or products purchased and are included in accounts payable and accrued liabilities on our condensed consolidated balance sheet as of June 30, 2014.

(5)	Although we are not contractually committed, we have announced approximately $676.0 million of approved expansion projects, of which approximately $523.3 million has not yet been incurred.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 1 in the Notes to Unaudited Condensed Consolidated Financial Statements.
Related Party Transactions
For more information regarding related party transactions, see Notes 2, 7 and 8 in the Notes to Unaudited Condensed Consolidated Financial Statements.

Overview of Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in our Annual Report. Certain of these accounting policies require the use of estimates. As more fully described therein, we consider the evaluation of long-lived assets for impairment and accruals for contingencies to be critical accounting policies and estimates. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial position, results of operations and cash flows. There have been no changes in our accounting policies during the second quarter of 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to the crude oil, refined petroleum products and LPG we handle and store, and therefore we do not have direct exposure to risks associated with fluctuating commodity prices. However, we may be indirectly impacted by commodity prices in some instances as a result of the margin sharing component of the fees we receive under our terminal service agreement with Enterprise. The throughput revenue we receive under this arrangement is determined based on a number of factors, including: (i) the volumes of LPG transported across our docks and (ii) the margin Enterprise receives on those volumes.

In addition, our terminal services agreements with our storage customers are generally indexed to inflation and contain fuel surcharge provisions designed to substantially mitigate our exposure to increases in fuel prices and the cost of other supplies used in our business.

At June 30, 2014, we did not have any variable rate indebtedness. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any risk management contracts.

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

3.3
Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Oiltanking Partners, L.P., dated July 14, 2014 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35230) filed on July 16, 2014).

3.4	Certificate of Formation of OTLP GP, LLC (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-173199) filed on March 31, 2011).
3.5
Amended and Restated Limited Liability Company Agreement of OTLP GP, LLC, dated July 19, 2011 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-35230) filed on July 19, 2011).

10.1	Form of Restricted Unit Agreement for Officers and Employees (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 (File No. 333-197324) filed on July 9, 2014).
10.2	Form of Restricted Unit Agreement for Non-employee Directors (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 (File No. 333-197324) filed on July 9, 2014).
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		By:	OILTANKING PARTNERS, L.P. (Registrant)

		By:	OTLP GP, LLC, as General Partner

Date:	August 6, 2014	By:	/s/ Kenneth F. Owen
Kenneth F. Owen President and Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2014	By:	/s/ Jonathan Z. Ackerman
Jonathan Z. Ackerman Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Oiltanking Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-173199) filed on March 31, 2011).
3.2
First Amended and Restated Agreement of Limited Partnership of Oiltanking Partners, L.P. dated July 19, 2011 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35230) filed on July 19, 2011).

3.3
Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Oiltanking Partners, L.P., dated July 14, 2014 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35230) filed on July 16, 2014).

3.4	Certificate of Formation of OTLP GP, LLC (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-173199) filed on March 31, 2011).
3.5
Amended and Restated Limited Liability Company Agreement of OTLP GP, LLC, dated July 19, 2011 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-35230) filed on July 19, 2011).

10.1	Form of Restricted Unit Agreement for Officers and Employees (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 (File No. 333-197324) filed on July 9, 2014).
10.2	Form of Restricted Unit Agreement for Non-employee Directors (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 (File No. 333-197324) filed on July 9, 2014).
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________

*	Filed herewith.

**	Furnished herewith.