Form 10-Q
period 2014-09-30
Oiltanking Partners, L.P.
filed 2014-11-06
CIK 1516007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Yes ☐ No ☑
As of November 3, 2014, there were 44,228,692 common units and 38,899,802 subordinated units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)
(Unaudited)

	September 30,	December 31,
	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$21,558	$17,332
Receivables:
Trade	32,405	18,013
Affiliates	1,001	127
Other	2,864	613
Notes receivable, affiliate	—	100,000
Prepaid expenses and other	5,177	1,502
Total current assets	63,005	137,587
Property, plant and equipment, net	787,578	585,826
Intangible assets	3,739	3,739
Other assets, net	4,247	1,822
Total assets	$858,569	$728,974
Liabilities and partners’ capital:
Current liabilities:
Accounts payable and accrued liabilities	$79,658	$38,104
Current maturities of long-term debt, affiliate	2,500	2,500
Accounts payable, affiliates	2,673	4,264
Total current liabilities	84,831	44,868
Long-term debt, affiliate, less current maturities	223,250	188,300
Deferred revenue	10,321	2,159
Total liabilities	318,402	235,327
Commitments and contingencies (Note 12)
Partners’ capital:
Common units (44,228,692 and 44,099,802 units issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	432,022	418,435
Subordinated units (38,899,802 units issued and outstanding at September 30, 2014 and December 31, 2013)	61,496	50,611
General partner’s interest	46,649	24,601
Total partners’ capital	540,167	493,647
Total liabilities and partners’ capital	$858,569	$728,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$66,401	$58,531	$195,427	$150,796
Costs and expenses:
Operating	15,916	11,339	43,676	31,783
Selling, general and administrative	6,889	6,235	18,931	15,973
Depreciation and amortization	6,001	5,336	16,980	14,807
Gain on disposal of fixed assets	—	(153)	(88)	(153)
Total costs and expenses	28,806	22,757	79,499	62,410
Operating income	37,595	35,774	115,928	88,386
Other income (expense):
Interest expense	(802)	(2,496)	(3,004)	(5,147)
Interest income	6	1	94	4
Other income	2	(7)	7	12
Total other expense, net	(794)	(2,502)	(2,903)	(5,131)
Income before income tax expense	36,801	33,272	113,025	83,255
Income tax expense	(347)	(389)	(1,064)	(704)
Net income	$36,454	$32,883	$111,961	$82,551

Allocation of net income to partners:
Net income allocated to general partner	$8,579	$7,413	$27,065	$14,473
Net income allocated to common unitholders	$14,831	$12,735	$45,128	$34,039
Net income allocated to subordinated unitholders	$13,044	$12,735	$39,768	$34,039

Earnings per limited partner unit:
Common unit (basic and diluted)	$0.34	$0.33	$1.02	$0.88
Subordinated unit (basic and diluted)	$0.34	$0.33	$1.02	$0.88

Weighted average number of limited partner units outstanding:
Common units (basic and diluted)	44,211	38,900	44,137	38,900
Subordinated units (basic and diluted)	38,900	38,900	38,900	38,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$111,961	$82,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,980	14,807
Gain on disposal of fixed assets	(88)	(153)
Amortization of deferred financing costs	156	144
Unit-based compensation	999	—
Changes in assets and liabilities:
Trade and other receivables	(16,946)	(12,227)
Prepaid expenses and other assets	(6,256)	(1,106)
Accounts receivable/payable, affiliates	(2,227)	936
Accounts payable and accrued liabilities	19,815	1,800
Deferred revenue	11,931	1,093
Total adjustments from operating activities	24,364	5,294
Net cash provided by operating activities	136,325	87,845
Cash flows from investing activities:
Issuance of notes receivable, affiliate	(2,000)	(7,000)
Collections of notes receivable, affiliate	102,000	33,000
Payments for purchase of property, plant and equipment	(200,769)	(135,854)
Proceeds from sale of property, plant and equipment	95	264
Purchase of intangible assets	—	(3,739)
Proceeds from property casualty indemnification	303	—
Net cash used in investing activities	(100,371)	(113,329)
Cash flows from financing activities:
Borrowings under loan agreement, affiliate	—	50,000
Borrowings under credit agreement, affiliate	37,000	86,000
Payments under credit agreement, affiliate	—	(50,000)
Payments under notes payable, affiliate	(2,050)	(2,050)
Debt issuance costs	—	(225)
Contribution from general partner	127	—
Distributions paid to partners	(66,805)	(48,782)
Net cash (used in) provided by financing activities	(31,728)	34,943
Net increase in cash and cash equivalents	4,226	9,459
Cash and cash equivalents — Beginning of period	17,332	7,071
Cash and cash equivalents — End of period	$21,558	$16,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

		Limited Partners’ Interests
	General Partner’s Interest	Common Units	Subordinated Units	Total

Balance — January 1, 2014	$24,601	$418,435	$50,611	$493,647
Net income	27,065	45,128	39,768	111,961
Unit-based compensation	—	1,237	—	1,237
Contribution from general partner	127	—	—	127
Cash distributions to partners	(5,144)	(32,778)	(28,883)	(66,805)
Balance — September 30, 2014	$46,649	$432,022	$61,496	$540,167

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

On October 1, 2014, Enterprise Products Partners L.P. (“Enterprise”) acquired OTLP GP, LLC (our “general partner”) and related incentive distribution rights (“IDRs”), 15,899,802 common units and 38,899,802 subordinated units from OTA and its wholly owned subsidiary, OTB Holdco, LLC (“OTB Holdco”) (the “Transaction”). As a result of the Transaction, Enterprise owns 100% of our general partner. OTA and its affiliates no longer have any ownership interest in us or our general partner. See Note 13 for further information.

Through September 30, 2014, OTA owned and controlled our general partner. OTA is a wholly owned subsidiary of Oiltanking GmbH. Oiltanking Finance B.V. (“OT Finance”), a wholly owned finance company of Oiltanking GmbH, serves as the global financing division for the Oiltanking Group’s terminal holdings, including us, and arranged loans and notes at market rates and terms for approved terminal construction projects. Oiltanking GmbH and its subsidiaries, other than OILT and its subsidiaries, are collectively referred to herein as the “Oiltanking Group.” As used in this document, the terms “we,” “us,” and “our” and similar terms refer to OILT and its subsidiaries, where applicable, unless the context indicates otherwise.

On July 19, 2011, we completed our initial public offering (“IPO”) of 23,000,000 common units, including 3,000,000 common units issued in connection with the underwriters’ exercise of their over-allotment option, at a price to the public of $10.75 per unit. Our common units are listed on the New York Stock Exchange under the symbol “OILT.” Through July 18, 2011, OTH and OTB were wholly owned subsidiaries of OTA. OTA and its affiliates contributed all of their equity interests in OTH and OTB to us on July 19, 2011, and in exchange, we issued an aggregate of 15,899,802 common units and 38,899,802 subordinated units to OTA and its affiliates and IDRs to our general partner. At September 30, 2014, OTA owned our general partner and related IDRs, 15,899,802 common units and 38,899,802 subordinated units.

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

At September 30, 2014, we had outstanding (i) 44,228,692 common units and 38,899,802 subordinated units representing limited partner interests, (ii) a 2.0% general partner interest and (iii) IDRs. At September 30, 2014, OTA and its affiliates held 65.9% of all of our outstanding common and subordinated units (or a 64.6% limited partner interest), and other security holders held the remaining 34.1% (or a 33.4% limited partner interest). The limited partners collectively hold a 98.0% limited partner interest in OILT, and the general partner holds a 2.0% general partner interest in OILT.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation
Our results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of results expected for the full year of 2014. In the opinion of management, the accompanying condensed consolidated interim financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the results for the interim periods. The condensed consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. All significant intercompany transactions and balances have been eliminated in consolidation.

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

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. RELATED PARTY TRANSACTIONS

Through September 30, 2014, we have engaged in certain transactions with other OTA subsidiaries, as well as other companies that were related to us by common ownership at that time.

We provide storage and ancillary services to certain affiliates of OTA. Total revenues for related party storage and ancillary services were $1.0 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, total revenues for related party storage and ancillary services were $2.7 million and $2.4 million, respectively.

During the nine months ended September 30, 2014 and 2013, we capitalized into construction in progress $6.1 million and $4.1 million, respectively, of related party fees incurred for engineering services.

At September 30, 2014 and December 31, 2013, total related party accounts receivable were $1.0 million and $0.1 million, respectively. Total related party accounts payable were $2.7 million and $4.3 million at September 30, 2014 and December 31, 2013, respectively. Additionally, $7.4 million and $6.7 million of accounts payable and accrued liabilities at September 30, 2014 and December 31, 2013, respectively, were associated with related party administrative fees.

Long-term debt payable to OT Finance, including both current and long-term portions, at September 30, 2014 and December 31, 2013, was $225.8 million and $190.8 million, respectively.

At September 30, 2014 and December 31, 2013, total interest and commitment fees payable to OT Finance under term loans and credit financing arrangements of $2.6 million and $0.6 million, respectively, were included in accounts payable and accrued liabilities.

We have historically invested cash with OT Finance in short-term notes receivable at then-prevailing market rates. At December 31, 2013, we had short-term notes receivable of $100.0 million from OT Finance, bearing a weighted-average interest rate of 0.23%. At September 30, 2014, we had no short-term notes receivable outstanding.

In accordance with our partnership agreement, our common, subordinated and general partner interests are entitled to receive quarterly distributions of available cash. During the nine months ended September 30, 2014 and 2013, we paid quarterly cash distributions, of which $45.8 million and $34.8 million, respectively, was paid to OTA and its affiliates, including IDRs.

The following table summarizes related party operating expenses, selling, general and administrative expenses, interest expense and interest income reflected in the condensed consolidated statements of income for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Operating (1)	$5,387	$3,805	$14,659	$10,785
Selling, general and administrative (2)	5,856	4,951	15,853	12,958
Interest expense (net of amounts capitalized)	795	2,489	2,984	5,127
Interest income	6	1	94	4
____________

(1)
Amounts for the three and nine months ended September 30, 2014 include $0.1 million of compensation expense for restricted unit awards granted to employees of Oiltanking North America, LLC (“OTNA”), a subsidiary of OTA. See Note 9 for further information regarding the issuance of restricted unit awards.

(2)
Amounts represent selling, general and administrative expenses incurred under the Services Agreement (as defined below) or amounts incurred on behalf of affiliates of OTA. For the three months ended September 30, 2014 and 2013, these amounts include $0.3 million and $0.2 million, respectively, of costs from OTA related to ongoing

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

maintenance for an invoicing and inventory computer system that are reimbursable under the Services Agreement but not included in the annual fixed fee set forth in the agreement. The nine months ended September 30, 2014 and 2013 include $0.9 million and $0.7 million, respectively, of costs from OTA related to such system. For the three and nine months ended September 30, 2014, amounts include $0.9 million of compensation expense for restricted unit awards granted to executive officers and independent directors of our general partner and employees of OTNA who provide services to us. See Note 9 for further information regarding the issuance of restricted unit awards.

Transactions with a Certain Director

One of the directors of our general partner prior to the Transaction, David L. Griffis, is employed by and a shareholder of the law firm of Crain, Caton & James, P.C., a firm that provides legal counsel to us, as well as to OTA and certain of its other affiliates. Fees for legal services paid to Crain, Caton & James, P.C. for services provided to us totaled $1.0 million and $0.9 million for the nine months ended September 30, 2014 and 2013, respectively.

Agreement with Affiliates

On July 19, 2011, in connection with our IPO, we entered into a services agreement (the “Services Agreement”) with our general partner and OTNA, and subsequently amended the Services Agreement in December 2011, pursuant to which OTNA agreed to provide us certain specified selling, general and administrative services necessary to manage our business for an annual fixed fee, payable in equal monthly installments. We also agreed to reimburse OTNA for all operating expenses and all expenses it incurred as a result of our becoming a publicly traded partnership, including all operating expenses it incurred with respect to insurance coverage for our business, with such reimbursement obligations not subject to any cap.

In August 2013, the Conflicts Committee of the board of directors of our general partner approved a requested increase to the fixed fee charged to us under the Services Agreement to $18.8 million on an annualized basis to reflect higher selling, general and administrative expenses associated with expansion projects placed in service in 2013. These expansion projects included the Houston crude oil storage and pipeline expansion, the first phase of our Appelt storage facility and related pipeline connections, and incremental refined petroleum products storage at our Beaumont terminal. The fee increase was effective as of July 1, 2013.
On October 1, 2014, the Services Agreement was terminated in connection with the Transaction. See Note 13 for further information regarding our entry into a new Administrative Services Agreement with Enterprise and its affiliates.
3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2014	2013

Land	$25,166	$23,436
Production and terminal facilities	801,782	661,184
Construction in progress	197,114	120,761
Total property, plant and equipment	1,024,062	805,381
Less: accumulated depreciation	(236,484)	(219,555)
Total property, plant and equipment, net	$787,578	$585,826

Depreciation and amortization expense was $6.0 million and $5.3 million for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, depreciation and amortization expense was $17.0 million and $14.8 million, respectively.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest costs capitalized as part of the costs of construction in progress were $1.8 million and $0.2 million during the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, interest costs capitalized were $4.8 million and $1.6 million, respectively.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2014	2013

Accounts payable, trade	$17,701	$3,820
Accrued capital expenditures	32,201	15,120
Accrued property taxes	6,677	6,952
Accrued sales and other taxes	2,617	421
Related party interest and commitment fees payable	2,589	557
Related party administrative fees payable	7,404	6,703
Deferred revenue	6,378	2,609
Other	4,091	1,922
Total accounts payable and accrued liabilities	$79,658	$38,104

5. DEFERRED REVENUE
During 2007, we entered into a modification of a lease, in which we, as a lessor, received a one-time upfront rental payment of $2.5 million, which is being amortized on a straight-line basis over the term of the lease of approximately sixteen years. At September 30, 2014 and December 31, 2013, deferred revenue related to this upfront rental payment was $1.3 million and $1.4 million, respectively, of which $0.2 million at each date was current and included in accounts payable and accrued liabilities.
During 2010, we entered into a modification of a revenue agreement with a customer and received a one-time payment of $2.0 million, which is being amortized on a straight-line basis over the remaining term of the agreement of approximately nine years. At September 30, 2014 and December 31, 2013, deferred revenue related to this one-time payment was $1.0 million and $1.1 million, respectively, of which $0.2 million at each date was current and included in accounts payable and accrued liabilities.
At September 30, 2014, we had $2.5 million of deferred revenue related to customer terminal services agreements, which is being amortized on a straight-line basis primarily through 2018, of which $0.9 million was current and included in accounts payable and accrued liabilities.
At September 30, 2014 and December 31, 2013, we had $3.2 million and $2.2 million, respectively, of current deferred revenue related to a customer throughput and deficiency agreement, which is included in accounts payable and accrued liabilities.

At September 30, 2014, we had $8.7 million of deferred revenue related to the construction of various pipeline and terminal assets for a customer, of which $1.8 million is current and included in accounts payable and accrued liabilities. The deferred revenue will be amortized on a straight-line basis over the shorter of the remaining term of the agreement or the asset lives, which include periods of up to approximately forty years.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. DEBT

Long-term debt, affiliate, consisted of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2014	2013

6.78% Note due 2019 – OTH	$4,950	$5,400
7.45% Note due 2019 – OTB	4,000	4,800
7.02% Note due 2020 – OTB	4,800	5,600
4.55% OTH $125.0 million Loan Agreement, due 2022	125,000	125,000
5.435% OTH $50.0 million Loan Agreement, due 2023	50,000	50,000
OILT Credit Agreement, due 2017	37,000	—
Total debt	225,750	190,800
Less current portion	(2,500)	(2,500)
Total long-term debt, affiliate	$223,250	$188,300

At September 30, 2014, under the most restrictive terms of the covenants contained in the agreements governing our long-term debt, partners’ capital of $301.5 million was available for distribution.

OTH and OTB Notes
At September 30, 2014, we had three outstanding notes with OT Finance. Two of the outstanding notes contain loan covenants requiring OTB to maintain certain debt, leverage and equity ratios and prohibit OTB from pledging its assets to third parties or incurring any indebtedness other than from OT Finance without its consent. At September 30, 2014, no assets had been pledged to third parties. The loan covenants in these agreements require OTB to maintain certain Financial Parameters (as such term is defined in the note agreements), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are defined in the note agreements). At September 30, 2014, OTB’s ratio of Stockholders’ Equity to non-current assets, EBITDA to Total Debt Service and Net Financial Indebtedness to EBITDA were 82.7%, 9.4 and 0.42, respectively. At September 30, 2014, OTB was in compliance with all covenants under the respective note agreements.

In connection with the Transaction, on October 1, 2014, OT Finance assigned all of its rights under the note agreements to Enterprise Products Operating LLC (“EPO”), a wholly owned subsidiary of Enterprise, as the new lender. See Note 13 for further information.

OTH Loan Agreements

On May 16, 2012, OTH entered into a ten-year $125.0 million unsecured loan agreement with OT Finance for the purpose of financing the purchase of property, plant and equipment with a maturity date of December 15, 2022. At September 30, 2014, OTH had $125.0 million of outstanding borrowings under this loan agreement at a fixed interest rate of 4.55% per annum.

On June 26, 2013, OTH entered into a ten-year $50.0 million unsecured loan agreement with OT Finance for the purpose of financing the purchase of property, plant and equipment with a maturity date of June 30, 2023. At September 30, 2014, OTH had $50.0 million of outstanding borrowings under this loan agreement at a fixed interest rate of 5.435% per annum.

The loan agreements contain covenants restricting the ability of OTH to take certain actions without the consent of OT Finance, including incurring additional indebtedness, pledging its assets or amending its organizational documents. The loan agreements contain borrowing conditions and events of default, including events of default triggered by (i) OTH failing to satisfy the Financial Parameters and other covenants described in this paragraph after

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

more than 30 days’ notice, (ii) OTH failing to repay borrowings under the loan agreements when they become due, and (iii) OTH ceasing to be controlled by Oiltanking GmbH. The loan agreements require OTH to maintain certain Financial Parameters (as such term is defined in the loan agreements), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater, and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are described in the loan agreements). At September 30, 2014, OTH’s ratio of Stockholders’ Equity to non-current assets, EBITDA to Total Debt Service and Net Financial Indebtedness to EBITDA were 63.6%, 16.4 and 1.24, respectively. At September 30, 2014, OTH was in compliance with all covenants contained in the loan agreements.

In connection with the Transaction, on October 1, 2014, OT Finance assigned all of its rights under the loan agreements to EPO as the new lender. See Note 13 for further information.

OILT Credit Agreement

On November 7, 2012, OILT entered into Addendum No. 2 to its unsecured revolving line of credit agreement with OT Finance to increase the amount of the revolving credit commitment from $50.0 million to $150.0 million and to extend the maturity date from June 30, 2013 to November 30, 2017 (as amended, the “Credit Agreement”). From time to time upon OILT’s written request and in the sole determination of OT Finance (now Enterprise following the Transaction), the revolving credit commitment can be increased up to an additional $75.0 million, for a maximum revolving credit commitment of $225.0 million. Borrowings bear interest at LIBOR plus a margin ranging from 1.65% to 2.50% depending upon a leverage-based grid. Any unused portion of the revolving line of credit is subject to a commitment fee of 0.35% per annum. At September 30, 2014, OILT had $37.0 million of outstanding borrowings under the Credit Agreement at a weighted average interest rate of 1.83% per annum.

The Credit Agreement requires OILT to maintain, on a calendar year basis, certain Financial Parameters (as such term is defined in the Credit Agreement), including: (i) a ratio of Stockholders’ Equity to non-current assets of 30% or greater, (ii) a ratio of EBITDA to Total Debt Service of 1.2 or greater and (iii) a ratio of Net Financial Indebtedness to EBITDA of 3.75 or less (as such terms are defined in the Credit Agreement). At September 30, 2014, OILT’s ratio of Stockholders’ Equity to non-current assets, EBITDA to Total Debt Service and Net Financial Indebtedness to EBITDA were 67.9%, 2.6 and 1.16, respectively. At September 30, 2014, OILT was in compliance with all covenants contained in the Credit Agreement.

In connection with the Transaction, on October 1, 2014, OT Finance assigned all of its rights under the Credit Agreement to EPO as the new lender. See Note 13 for further information.

7. PARTNERS’ CAPITAL AND DISTRIBUTIONS

Summary of Changes in Outstanding Units

The following is a reconciliation of our limited partner units outstanding for the periods indicated:

	Limited Partner Units
	Common	Subordinated	Total

Limited partner units outstanding at December 31, 2013	44,099,802	38,899,802	82,999,604
Restricted common units issued	129,290	—	129,290
Restricted common units forfeited	(400)	—	(400)
Limited partner units outstanding at September 30, 2014	44,228,692	38,899,802	83,128,494

Unit Split

On July 14, 2014, we completed a two-for-one unit split by distributing one additional limited partner unit for each issued and outstanding limited partner unit to all unitholders of record as of July 7, 2014. All references to unit and

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

per unit amounts in this document and related disclosures have been adjusted to reflect the effect of the unit split for all periods presented.

Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date.

The following table details the distributions paid during or pertaining to the nine months ended September 30, 2014 (in thousands, except per unit amounts):

		Common and	General	Incentive		Distributions
	Date Paid	Subordinated	Partner’s	Distribution		per Limited
Date Declared	or To Be Paid	Units	2% Interest	Rights	Total	Partner Unit

January 21, 2014	February 14, 2014	$19,505	$415	$827	$20,747	$0.235
April 21, 2014	May 14, 2014	$20,542	$443	$1,145	$22,130	$0.2475
July 21, 2014	August 14, 2014	$21,614	$478	$1,836	$23,928	$0.26
October 17, 2014	November 14, 2014	$22,653	$520	$2,836	$26,009	$0.2725

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

Subordinated Units

Through September 30, 2014, all of our subordinated units were owned directly or indirectly by OTA. On October 1, 2014, Enterprise acquired the subordinated units from OTA and OTB Holdco. See Note 13 for further information on the Transaction.

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

The subordination period will end on the first business day after we have earned and paid at least: (i) $0.675 (the minimum quarterly distribution on an annualized basis) on each outstanding common unit and subordinated unit and the corresponding distribution on our general partner’s 2.0% interest for each of three consecutive, non-overlapping four-quarter periods ending on or after September 30, 2014; or (ii) $1.0125 (150.0% of the annualized minimum quarterly distribution) on each outstanding common unit and subordinated unit and the corresponding distribution on our general partner’s 2.0% interest and the related distribution on the IDRs for the four-quarter period immediately preceding that date, in each case provided there are no arrearages on our common units at that time. Since our IPO in July 2011, we have paid at least the minimum quarterly distribution on our common units each quarter. The subordination period is expected to end following our payment of the distribution for the quarter ending September 30, 2014, upon satisfaction of certain requirements in our partnership agreement. See Note 13 for further information on the subordinated unit conversion.

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

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. EARNINGS PER LIMITED PARTNER UNIT

The following table sets forth the computation of basic and diluted earnings per limited partner unit for the periods indicated (amounts in thousands, except per unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$36,454	$32,883	$111,961	$82,551

Less: General partner’s incentive distribution earned (1)	7,850	6,755	24,826	12,822
Less: General partner’s 2.0% ownership interest	729	658	2,239	1,651
Net income allocated to limited partners	$27,875	$25,470	$84,896	$68,078

Numerator for basic and diluted earnings per limited partner unit:
Allocation of net income among limited partner interests:
Net income allocable to common units	$14,831	$12,735	$45,128	$34,039
Net income allocable to subordinated units	13,044	12,735	39,768	34,039
Net income allocated to limited partners	$27,875	$25,470	$84,896	$68,078

Denominator:
Basic and diluted weighted average number of limited partner units outstanding:
Common units	44,211	38,900	44,137	38,900
Subordinated units	38,900	38,900	38,900	38,900

Basic and diluted net income per limited partner unit:
Common units	$0.34	$0.33	$1.02	$0.88
Subordinated units	$0.34	$0.33	$1.02	$0.88
____________

(1)
Based on the amount of net income for the three and nine months ended September 30, 2014 and 2013, our general partner was allocated income associated with its IDRs. Under the two-class method, because our partnership agreement does not limit distributions to our general partner with respect to IDRs to available cash, we allocate undistributed earnings to our general partner utilizing the distribution waterfall for available cash specified in our partnership agreement. Cash payments made to our general partner and limited partners are determined in relation to actual distributions declared rather than the net income allocations used in the calculation of earnings per unit.

9. EQUITY-BASED AWARDS

We have a long-term incentive plan, the Oiltanking Partners, L.P. Long-Term Incentive Plan (the “LTIP”), for employees, consultants and directors of the general partner and those of its affiliates, including OTNA, a subsidiary of OTA, who performed services for us prior to the Transaction. The LTIP provides for the grant of restricted units, unit options, phantom units, unit payments, unit appreciation rights, other equity-based awards, distribution equivalent rights and performance awards. The LTIP limits the number of common units that may be delivered pursuant to awards under the plan to 7,779,960 units. During the three months ended September 30, 2014, 129,290 restricted common units were granted under the LTIP to executive officers and independent directors of our general partner and employees of OTNA who provide services to us.

The restricted common units awarded are subject to restrictions on transferability, customary forfeiture provisions and graded vesting provisions in which one-third of each award vests on December 31, 2014, December 31, 2015 and December 31, 2016, respectively. Award recipients have all the rights of a unitholder with respect to the restricted

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

common units, including the right to receive distributions on the restricted common units if and when we pay distributions to our unitholders. The term “restricted common unit” represents a time-vested unit. Such awards are non-vested until the required service period expires. Restricted common units are included in the number of units presented on our unaudited condensed consolidated balance sheet.

The restricted common units granted are accounted for as equity-classified awards. The fair value of equity-classified awards, net of allowance for estimated forfeitures, is recognized as compensation cost over the requisite service or vesting period. The fair value of the restricted unit awards granted to the independent directors of our general partner are also recognized as compensation cost over the requisite service period. A portion of the total compensation expense for the period ended September 30, 2014 was charged to OTNA and its affiliates.

The following table summarizes information regarding restricted common unit awards granted under the LTIP for the periods presented:

		Weighted-
		Average Grant
		Date Fair Value
	Number of units	per Unit (1)

Restricted common units outstanding at December 31, 2013	—	$—
Granted (2)	129,290	$48.05
Forfeited	(400)	$48.05
Restricted common units outstanding at September 30, 2014	128,890	$48.05
_______________

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

(2)	The aggregate grant date fair value of restricted common unit awards issued during the nine months ended September 30, 2014 was $6.2 million based on a grant date market price of $48.05 per unit.

During the three and nine months ended September 30, 2014, we recognized compensation expense of $1.0 million, of which $0.1 million was included in operating expenses and $0.9 million was included in selling, general and administrative expenses.

The aggregate unrecognized compensation cost associated with restricted common unit awards was $5.0 million at September 30, 2014.

Since the restricted common units are participating securities, any distributions received by the restricted common unitholders are included in distributions to partners as presented on our unaudited condensed consolidated statement of cash flows. During the nine months ended September 30, 2014, the restricted common unitholders received a distribution of approximately $0.1 million.

In connection with the Transaction and in accordance with the change of control provisions in the restricted unit award agreements, on October 1, 2014, the restricted units fully vested. As a result, we recognized the total remaining compensation cost of the restricted common unit awards in October 2014. See Note 13 for further information.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2014	2013

Cash paid for interest of $5,565 and $4,685 (net of capitalized interest)	$795	$3,040
Cash taxes paid	923	943
Interest costs capitalized	4,770	1,645

Non-cash transactions:
Change in accounts payable related to capital expenditures	$17,970	$10,908

11. SEGMENT REPORTING

We derive our revenues from two operating segments — OTH and OTB. The two operating segments have been aggregated into one reportable business segment because they have similar long-term economic characteristics, types and classes of customers and provide similar services.

Revenues by service category were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Storage service fees	$39,257	$30,843	$108,674	$87,421
Throughput fees	24,278	24,146	77,857	56,064
Ancillary service fees	2,866	3,542	8,896	7,311
Total revenues	$66,401	$58,531	$195,427	$150,796

12. COMMITMENTS AND CONTINGENCIES

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

Environmental Liabilities

We may experience releases of crude oil, petroleum products and fuels, liquid petroleum gas or other contaminants into the environment, or discover past releases that were previously unidentified. Although we maintain an inspection program designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to any such environmental releases from our assets may affect our business. As of September 30, 2014 and December 31, 2013, we have not identified any environmental obligations that would require an accrual in our condensed consolidated financial statements.

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Commitments

We have certain short-term purchase obligations and commitments for products and services, primarily related to construction on our expansion projects. At September 30, 2014, we had commitments of approximately $25.0 million for the purchase of property, plant and equipment.

Effective May 1, 2014, we entered into two land leases with a third party covering approximately 58 acres and 30 acres. The lease terms for the 58 acres and the 30 acres run through October 31, 2038 and April 30, 2017, respectively. The leases provide for annual rental payments of $2.2 million in aggregate, which will be adjusted to correspond with variations in the Consumer Price Index beginning with the second year of the lease terms. Future minimum lease payments under these non-cancelable leases as of September 30, 2014 are as follows (in thousands):

Years Ending December 31,

2014	$555
2015	2,264
2016	2,332
2017	1,878
2018	1,672
Thereafter	45,764
Total minimum lease payments	$54,465

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

13. SUBSEQUENT EVENTS

Enterprise Acquisition of General Partner and Limited Partner Interests
On October 1, 2014, OTA and OTB Holdco sold all of their common and subordinated units in the partnership along with their interest in our general partner and IDRs to Enterprise for aggregate consideration of approximately $4.41 billion pursuant to the Contribution and Purchase Agreement. Immediately after the closing of the Transaction, Enterprise contributed all of its interests in our general partner and our common and subordinated units to EPO, a wholly owned subsidiary of Enterprise. As a result of the Transaction, Enterprise owns and controls our general partner and owns a 64.6% limited partner interest in us. OTA no longer has any ownership interest in us or our general partner.
Proposed Merger
On October 1, 2014, Enterprise delivered a letter to the Chairman of the Conflicts Committee of our general partner proposing to merge a wholly owned subsidiary of Enterprise with OILT (the “Proposed Merger”) at a ratio of 1.23 Enterprise common units for each outstanding OILT common unit. The terms of the Proposed Merger will be subject to negotiation, review and approval by the Conflicts Committee and the board of directors of the general partner of Enterprise. The Proposed Merger, if agreed upon, will also be subject to approval by our unitholders in accordance

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

with our partnership agreement. We cannot predict whether the terms of a potential combination will be agreed upon by the Conflicts Committee or the board of directors of the general partner of Enterprise, or the timing of any transaction.
Waiver and Assignment Agreements Relating to Indebtedness
In connection with the Transaction, on October 1, 2014, we and our subsidiaries, OTH and OTB, each entered into a Waiver and Assignment Agreement with OT Finance, as the prior lender, and EPO, as the new lender, pursuant to which OT Finance assigned to EPO all of its rights under our Credit Agreement and OTH’s and OTB’s note agreements. All the terms and conditions in the Credit Agreement and note agreements remain substantially the same.
Second Amended and Restated Limited Liability Company Agreement of the General Partner
On October 1, 2014, EPO entered into the Second Amended and Restated Limited Liability Company Agreement of the general partner (“A&R LLC Agreement”) in EPO’s capacity as the sole member of our general partner. The A&R LLC Agreement updates the prior limited liability company agreement of our general partner with EPO’s address, and other ministerial changes to reflect EPO’s new capacity as the sole member of our general partner.
Director and Officer Resignations and Appointments
In connection with the Transaction, Kenneth F. Owen, Christian Flach, James Flannan Browne and David L. Griffis resigned from the board of directors of our general partner, effective as of the closing of the Transaction on October 1, 2014. The resignations were not a result of any disagreements between our general partner and the directors or on any matter relating to the general partner’s operations, policies or practices. Bryan Bulawa, Robert Sanders, William Ordemann and Michael C. Smith were appointed to the board of directors of the general partner, effective as of the closing of the Transaction on October 1, 2014. Mr. Bulawa was appointed as Chairman of the board of directors. The new directors were appointed pursuant to the Contribution and Purchase Agreement in connection with the Transaction.
On October 6, 2014, Kenneth F. Owen resigned as the President and Chief Executive Officer of our general partner, Jonathan Z. Ackerman resigned as the Vice President and Chief Financial Officer of our general partner and Brian C. Brantley resigned as the Vice President, General Counsel and Secretary of our general partner. Also on October 6, 2014, Laurie H. Argo was appointed President and Chief Executive Officer of our general partner and Donna Y. Hymel was appointed Chief Financial Officer of our general partner.
Termination of the Services Agreement
Also on October 1, 2014, the Services Agreement with OTNA terminated in accordance with its terms due to the change in control of our general partner as a result of the Transaction.
Administrative Services Agreement
On October 17, 2014, we and our general partner entered into the Seventh Amended and Restated Administrative Services Agreement (the “Administrative Services Agreement”) with Enterprise and certain of its affiliates, including Enterprise Products Company, a Texas corporation (“EPCO”). The Administrative Services Agreement is effective as of October 1, 2014. The Administrative Services Agreement provides that EPCO or its affiliates will provide certain selling, general and administrative services and management and operating services to us as may be necessary to manage and operate our business, properties and assets (all in accordance with prudent industry practices). We will be required to reimburse EPCO for its services in an amount equal to the sum of all costs and expenses incurred by EPCO which are directly or indirectly related to our business or activities (including expenses reasonably allocated to us by EPCO). In addition, we have agreed to pay all sales, use, excise, value added or similar taxes, if any, that may be applicable from time to time with respect to the services provided to us by EPCO. EPCO will allow us to participate as a named insured in its overall insurance program, with the associated premiums and other costs being allocated to us.
Tax Sharing Agreement
Also on October 17, 2014, but effective as of October 1, 2014, we entered into the Tax Sharing Agreement (the “Tax Sharing Agreement”) with Enterprise in connection with the Transaction. The Tax Sharing Agreement provides

OILTANKING PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the allocation among Enterprise and its affiliates on the one hand, and us and our subsidiaries on the other hand, of all responsibilities, liabilities and benefits relating to any tax for which a combined return is filed for a taxable period on or after October 1, 2014. The Tax Sharing Agreement amended certain party and affiliate group terms under the prior tax sharing agreement assigned by OTA to Enterprise in connection with the Transaction. The amount of any such reimbursement is limited to the tax that we and our subsidiaries would have paid had we not been included in a combined group with Enterprise. Enterprise may use its tax attributes to cause its combined or consolidated group, of which we may be a member for this purpose, to owe no tax. However, we will nevertheless reimburse Enterprise for the tax we would have owed had the attributes not been available or used for our benefit, even though Enterprise had no cash expense for that period.
Accelerated Vesting of Restricted Unit Awards
As a result of the Transaction, all of the outstanding restricted units awarded pursuant to the LTIP immediately became 100% vested in accordance with the change of control provisions in the restricted unit award agreements. As a result, we recognized the total remaining compensation cost of the restricted common unit awards in October 2014.
Technical Termination of Partnership for U.S. Federal Income Tax Purposes
As noted in Item 1A, Risk Factors, of our 2013 Form 10-K, because we are treated as a partnership for U.S. federal income tax purposes, a sale or exchange of 50% or more of our capital and profits interests within a twelve-month period will result in a technical termination. As a result of the transactions consummated under the Contribution and Purchase Agreement, which occurred on October 1, 2014, we believe that we will be considered to have technically terminated as a partnership for U.S. federal income tax purposes on such date.
The technical termination does not affect our consolidated financial statements nor does it affect our classification as a partnership or otherwise affect the nature or extent of our “qualifying income” for U.S. federal income tax purposes.
However, the termination will, among other things, result in the closing of our taxable year for all unitholders on October 1, 2014, which will require us to file two tax returns for the 2014 calendar year and may result in a significant deferral of depreciation deductions that were otherwise allowable in computing the taxable income of our unitholders (because of the requirement that tax depreciation be restarted as if all of our assets are placed in service after the technical termination). In the case of a unitholder reporting on a taxable year other than the calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in the unitholder’s taxable income for the year of termination. The Internal Revenue Service (“IRS”) has announced a relief procedure whereby if a publicly-traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the two tax periods included in the year in which the termination occurs. We plan to make this request to the IRS.

Subordinated Unit Conversion
Upon payment of our distribution with respect to the third quarter of 2014, which is expected to be paid November 14, 2014, the subordination period with respect to the subordinated units will end upon satisfaction of certain requirements in our partnership agreement. On the first business day following such distribution, the subordinated units will convert into common units on a one-for-one basis. Upon conversion, Enterprise will own 54,799,604 common units, or approximately 65.9% of our outstanding common units.

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

Overview of Business
Oiltanking Partners, L.P. (“OILT”) is a growth-oriented Delaware limited partnership formed by Oiltanking Holding Americas, Inc. (“OTA”) on March 14, 2011, to engage in the independent terminaling, storage and transportation of crude oil, refined petroleum products and LPG. We provide services to major integrated oil companies, distributors, marketers and chemical and petrochemical companies, typically under long-term commercial agreements that include minimum volume commitments and inflation escalators. We do not take ownership of the crude oil, refined petroleum products or LPG that we terminal, store or transport nor do we engage in any marketing or trading of commodities.

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

On October 1, 2014, Enterprise Products Partners L.P. (“Enterprise”) acquired our general partner, OTLP GP, LLC (“general partner”) and related incentive distribution rights (“IDRs”), 15,899,802 common units and 38,899,802 subordinated units from OTA and its wholly owned subsidiary, OTB Holdco, LLC (“OTB Holdco”) (the “Transaction”). As a result of the Transaction, Enterprise owns 100% of our general partner and owns a 64.6% limited partner interest in us. OTA and its affiliates no longer have any ownership interest in us or our general partner. See “Recent Developments” below for further information.

Through September 30, 2014, OTA owned and controlled our general partner. OTA is a wholly owned subsidiary of Oiltanking GmbH. Oiltanking Finance B.V. (“OT Finance”), a wholly owned finance company of Oiltanking GmbH, serves as the global financing division for the Oiltanking Group’s terminal holdings, including us, and arranged loans and notes at market rates and terms for approved terminal construction projects. Oiltanking GmbH and its subsidiaries, other than OILT and its subsidiaries, are collectively referred to herein as the “Oiltanking Group.” As used in this document, the terms “we,” “us,” and “our” and similar terms refer to OILT and its subsidiaries unless the context indicates otherwise.

On July 19, 2011, we completed our initial public offering of 23,000,000 common units, including 3,000,000 common units issued in connection with the underwriters’ exercise of their over-allotment option, at a price of $10.75 per unit. Through July 18, 2011, OTH and OTB were wholly owned subsidiaries of OTA. OTA and its affiliates contributed all of their equity interests in OTH and OTB to us on July 19, 2011, and in exchange, we issued an aggregate of 15,899,802 common units and 38,899,802 subordinated units to OTA and its affiliates and IDRs to our general partner. At September 30, 2014, OTA owned our general partner and related IDRs, 15,899,802 common units and 38,899,802 subordinated units. At September 30, 2014, we had outstanding (i) 44,228,692 common units and 38,899,802 subordinated units representing limited partner interests, (ii) a 2.0% general partner interest and (iii) IDRs.

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

At September 30, 2014, we had approximately 24.7 million barrels of total active storage capacity at our Houston and Beaumont facilities. These integrated facilities are strategically located and directly connected to 23 key refining, production and storage facilities along the Gulf Coast and the Cushing, Oklahoma storage interchange through dedicated and common carrier pipelines. In addition, our facilities provide our customers deep-water access and international distribution capabilities.

Our Houston terminals serve as a regional hub for crude oil and other feedstocks for refineries and petrochemical facilities located in the Gulf Coast region and also serve as important export facilities for LPG and other refined petroleum products. At September 30, 2014, this facility had an aggregate active storage capacity of approximately 19.2 million barrels. Our Beaumont terminal serves as a regional hub for refined petroleum products for refineries located in the Gulf Coast region. At September 30, 2014, this facility had an aggregate active storage capacity of approximately 5.5 million barrels.

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

In connection with our agreement with Enterprise, we announced an expansion project to construct a new vessel dock and add infrastructure to existing docks. The expansion project, which included modifications to one of our existing docks to enable it to serve larger vessels, required us to take this dock out of service for nearly two months, from mid-June to mid-August 2014. The modifications to this dock were completed during the third quarter of 2014, and construction of the new vessel dock is expected to be completed by the end of 2014.

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

During the second quarter of 2014, we placed into service five new crude oil storage tanks with a total capacity of 1.7 million barrels as part of our “Appelt II” project. During the third quarter of 2014, we placed into service four additional new crude oil storage tanks with a total capacity of 1.1 million barrels as part of this project. The Appelt II expansion project is a $70.0 million project to construct approximately 3.3 million barrels of new crude oil storage capacity at our Houston terminals. The remaining storage capacity of approximately 400,000 barrels is expected to be placed into service during the fourth quarter of 2014.

The following is a summary of new storage capacity that has been placed into service by quarter from June 30, 2013 through September 30, 2014:

		Aggregate
	Number of	Capacity
In-Service Date	tanks	(in barrels)	Project

Third Quarter 2013	1	275,000	Crude Expansion (announced November 2011)
Third Quarter 2013	3	1,170,000	Appelt I
Fourth Quarter 2013	6	1,800,000	Appelt I
First Quarter 2014	1	210,000	Appelt I
Second Quarter 2014	5	1,700,000	Appelt II
Third Quarter 2014	4	1,117,000	Appelt II
	20	6,272,000

During September 2014, we began making dedicated deliveries on our new 24-inch pipeline to the origination point of the HoHo Pipeline. The new 24-inch pipeline is part of a pipeline expansion project that we refer to as the Crossroads pipeline expansion project. There are additional elements of the system that are not yet in place, including new pumps and meters, however we expect that all planned components to this system will be in place by the end of the first quarter of 2015.

In October 2014, we placed into service a new 390,000 barrel storage tank that was being constructed in connection with our “Appelt III” project. The remaining 3.1 million barrels of Appelt III are expected to be placed into service during the fourth quarter of 2015.

Beaumont Expansion Project

In June 2014, we announced the approval of an expansion project to construct new crude storage, pipelines and dock infrastructure at our Beaumont terminal. The multi-phase crude expansion is expected to have a total capacity of up to 6.2 million barrels of storage at a total cost of approximately $340.0 million when all currently planned phases have been completed. The first phase includes pipeline connections and manifold infrastructure and the construction of a new finger pier with two new deep-water docks. The new docks will be configured to load and unload crude and feedstocks at high rates to accommodate both the announced crude expansions and other growth opportunities. The first tanks are expected to be placed into service by the third quarter of 2015. Upon completion of the announced crude storage expansions, the Beaumont terminal’s total capacity is expected to increase from 5.5 million barrels to approximately 11.7 million barrels.

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

Enterprise Acquisition of General Partner and Limited Partner Interests
On October 1, 2014, OTA and OTB Holdco sold all of their common and subordinated units in the partnership along with their interest in our general partner and IDRs to Enterprise for aggregate consideration of approximately $4.41 billion pursuant to the Contribution and Purchase Agreement. Immediately after the closing of the Transaction, Enterprise contributed all of its interests in our general partner and our common and subordinated units to Enterprise Products Operating LLC (“EPO”), a wholly owned subsidiary of Enterprise. As a result of the Transaction, Enterprise owns and controls our general partner and owns a 64.6% limited partner interest in us. OTA no longer has any ownership interest in us or our general partner.
Proposed Merger
On October 1, 2014, Enterprise delivered a letter to the Chairman of the Conflicts Committee of our general partner proposing to merge a wholly owned subsidiary of Enterprise with OILT (the “Proposed Merger”) at a ratio of 1.23 Enterprise common units for each outstanding OILT common unit. The terms of the Proposed Merger will be subject to negotiation, review and approval by the Conflicts Committee and the board of directors of the general partner of Enterprise. The Proposed Merger, if agreed upon, will also be subject to approval by our unitholders in accordance with our partnership agreement. We cannot predict whether the terms of a potential combination will be agreed upon by the Conflicts Committee or the board of directors of the general partner of Enterprise, or the timing of any transaction.
Waiver and Assignment Agreements Relating to Indebtedness
In connection with the Transaction, on October 1, 2014, we and our subsidiaries, OTH and OTB, each entered into a Waiver and Assignment Agreement with OT Finance, as the prior lender, and EPO, as the new lender, pursuant to which OT Finance assigned to EPO all of its rights under our Credit Agreement and OTH’s and OTB’s note agreements. All the terms and conditions in the Credit Agreement and note agreements remain substantially the same.
Second Amended and Restated Limited Liability Company Agreement of the General Partner
On October 1, 2014, EPO entered into the Second Amended and Restated Limited Liability Company Agreement of the general partner (“A&R LLC Agreement”) in EPO’s capacity as the sole member of our general partner. The

A&R LLC Agreement updates the prior limited liability company agreement of our general partner with EPO’s address, and other ministerial changes to reflect EPO’s new capacity as the sole member of our general partner.
Director and Officer Resignations and Appointments
In connection with the Transaction, Kenneth F. Owen, Christian Flach, James Flannan Browne and David L. Griffis resigned from the board of directors of our general partner, effective as of the closing of the Transaction on October 1, 2014. The resignations were not a result of any disagreements between our general partner and the directors or on any matter relating to the general partner’s operations, policies or practices. Bryan Bulawa, Robert Sanders, William Ordemann and Michael C. Smith were appointed to the board of directors of the general partner, effective as of the closing of the Transaction on October 1, 2014. Mr. Bulawa was appointed as Chairman of the board of directors. The new directors were appointed pursuant to the Contribution and Purchase Agreement in connection with the Transaction.
On October 6, 2014, Kenneth F. Owen resigned as the President and Chief Executive Officer of our general partner, Jonathan Z. Ackerman resigned as the Vice President and Chief Financial Officer of our general partner and Brian C. Brantley resigned as the Vice President, General Counsel and Secretary of our general partner. Also on October 6, 2014, Laurie H. Argo was appointed President and Chief Executive Officer of our general partner and Donna Y. Hymel was appointed Chief Financial Officer of our general partner.
Termination of the Services Agreement
Also on October 1, 2014, the Services Agreement with Oiltanking North America, LLC (“OTNA”), a subsidiary of OTA, terminated in accordance with its terms due to the change in control of our general partner as a result of the Transaction. Please see Note 2 in the Notes to the Unaudited Condensed Consolidated Financial Statements for more information about the Services Agreement.
Administrative Services Agreement
On October 17, 2014, we and our general partner entered into the Seventh Amended and Restated Administrative Services Agreement (the “Administrative Services Agreement”) with Enterprise and certain of its affiliates, including Enterprise Products Company, a Texas corporation (“EPCO”). The Administrative Services Agreement is effective as of October 1, 2014. The Administrative Services Agreement provides that EPCO or its affiliates will provide certain selling, general and administrative services and management and operating services to us as may be necessary to manage and operate our business, properties and assets (all in accordance with prudent industry practices). We will be required to reimburse EPCO for its services in an amount equal to the sum of all costs and expenses incurred by EPCO which are directly or indirectly related to our business or activities (including expenses reasonably allocated to us by EPCO). In addition, we have agreed to pay all sales, use, excise, value added or similar taxes, if any, that may be applicable from time to time with respect to the services provided to us by EPCO. EPCO will allow us to participate as a named insured in its overall insurance program, with the associated premiums and other costs being allocated to us.
Tax Sharing Agreement
Also on October 17, 2014, but effective as of October 1, 2014, we entered into the Tax Sharing Agreement (the “Tax Sharing Agreement”) with Enterprise in connection with the Transaction. The Tax Sharing Agreement provides for the allocation among Enterprise and its affiliates on the one hand, and us and our subsidiaries on the other hand, of all responsibilities, liabilities and benefits relating to any tax for which a combined return is filed for a taxable period on or after October 1, 2014. The Tax Sharing Agreement amended certain party and affiliate group terms under the prior tax sharing agreement assigned by OTA to Enterprise in connection with the Transaction. The amount of any such reimbursement is limited to the tax that we and our subsidiaries would have paid had we not been included in a combined group with Enterprise. Enterprise may use its tax attributes to cause its combined or consolidated group, of which we may be a member for this purpose, to owe no tax. However, we will nevertheless reimburse Enterprise for the tax we would have owed had the attributes not been available or used for our benefit, even though Enterprise had no cash expense for that period.

Accelerated Vesting of Restricted Unit Awards
As a result of the Transaction, all of the outstanding restricted units awarded pursuant to the Oiltanking Partners, L.P. Long-Term Incentive Plan (the “LTIP”) immediately became 100% vested in accordance with the change of control provisions in the restricted unit award agreements. As a result, we recognized the total remaining compensation cost of the restricted common unit awards in October 2014.
Technical Termination of Partnership for U.S. Federal Income Tax Purposes
As noted in Item 1A, Risk Factors, of our 2013 Form 10-K, because we are treated as a partnership for U.S. federal income tax purposes, a sale or exchange of 50% or more of our capital and profits interests within a twelve-month period will result in a technical termination. As a result of the transactions consummated under the Contribution and Purchase Agreement, which occurred on October 1, 2014, we believe that we will be considered to have technically terminated as a partnership for U.S. federal income tax purposes on such date.
The technical termination does not affect our consolidated financial statements nor does it affect our classification as a partnership or otherwise affect the nature or extent of our “qualifying income” for U.S. federal income tax purposes.
However, the termination will, among other things, result in the closing of our taxable year for all unitholders on October 1, 2014, which will require us to file two tax returns for the 2014 calendar year and may result in a significant deferral of depreciation deductions that were otherwise allowable in computing the taxable income of our unitholders (because of the requirement that tax depreciation be restarted as if all of our assets are placed in service after the technical termination). In the case of a unitholder reporting on a taxable year other than the calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in the unitholder’s taxable income for the year of termination. The Internal Revenue Service (“IRS”) has announced a relief procedure whereby if a publicly-traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the two tax periods included in the year in which the termination occurs. We plan to make this request to the IRS.

Subordinated Unit Conversion
Upon payment of our distribution with respect to the third quarter of 2014, which is expected to be paid November 14, 2014, the subordination period with respect to the subordinated units will end upon satisfaction of certain requirements in our partnership agreement. On the first business day following such distribution, the subordinated units will convert into common units on a one-for-one basis. Upon conversion, Enterprise will own 54,799,604 common units, or approximately 65.9% of our outstanding common units.

Results of Operations
Our operating results were as follows for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$66,401	$58,531	$195,427	$150,796
Costs and expenses:
Operating	15,916	11,339	43,676	31,783
Selling, general and administrative	6,889	6,235	18,931	15,973
Depreciation and amortization	6,001	5,336	16,980	14,807
Gain on disposal of fixed assets	—	(153)	(88)	(153)
Total costs and expenses	28,806	22,757	79,499	62,410
Operating income	37,595	35,774	115,928	88,386
Other income (expense):
Interest expense	(802)	(2,496)	(3,004)	(5,147)
Interest income	6	1	94	4
Other income	2	(7)	7	12
Total other expense, net	(794)	(2,502)	(2,903)	(5,131)
Income before income tax expense	36,801	33,272	113,025	83,255
Income tax expense	(347)	(389)	(1,064)	(704)
Net income	$36,454	$32,883	$111,961	$82,551

Earnings per common unit – basic and diluted	$0.34	$0.33	$1.02	$0.88
Earnings per subordinated unit – basic and diluted	$0.34	$0.33	$1.02	$0.88

Adjusted EBITDA

We define Adjusted EBITDA as net income before net interest expense, income tax expense, depreciation and amortization expense and other income, as further adjusted to exclude non-cash unit-based compensation expense and gains and losses on disposal of fixed assets. Adjusted EBITDA is a non-GAAP supplemental financial performance measure management and other third parties, such as industry analysts, investors, lenders and rating agencies, may use to assess: (i) our financial performance as compared to our peers, without regard to historical cost basis or financing methods, (ii) the viability of proposed projects and acquisitions and (iii) the rates of return on investment in various opportunities. Accordingly, we believe the presentation of Adjusted EBITDA provides useful information to investors in assessing our results of operations.

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

The following table presents a reconciliation of Adjusted EBITDA from net income, the most directly comparable GAAP financial measure, for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Reconciliation of Adjusted EBITDA from net income:
Net income	$36,454	$32,883	$111,961	$82,551
Depreciation and amortization	6,001	5,336	16,980	14,807
Income tax expense	347	389	1,064	704
Interest expense, net	796	2,495	2,910	5,143
Gain on disposal of fixed assets	—	(153)	(88)	(153)
Non-cash unit-based compensation expense	999	—	999	—
Other income	(2)	7	(7)	(12)
Adjusted EBITDA	$44,595	$40,957	$133,819	$103,040

Operating Data

The following table presents operating data for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Storage capacity, end of period (mmbbls) (1) (3)	24.7	19.9	24.7	19.9
Storage capacity, average (mmbbls) (3)	24.2	19.6	22.9	19.5
Terminal throughput (mbpd) (2)	1,211.6	1,095.2	1,176.2	1,037.6
Vessels per period	231	250	718	669
Barges per period	776	879	2,225	2,498
Trucks per period	17,437	9,411	47,216	21,549
Rail cars per period	—	1,170	148	4,758
_______________________

(1)	Represents million barrels (“mmbbls”).

(2)	Represents thousands of barrels per day (“mbpd”).

(3)
During the third quarter of 2014, we placed into service approximately 1.1 million barrels of storage capacity. Amounts do not reflect approximately 390,000 barrels of storage capacity placed into service in October 2014.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Adjusted EBITDA. Adjusted EBITDA for the three months ended September 30, 2014 increased by $3.6 million, or 8.9%, to $44.6 million from $41.0 million for the three months ended September 30, 2013. The increase in Adjusted EBITDA was primarily attributable to a $7.9 million increase in revenues, partially offset by a $4.6 million increase in operating expenses and a $0.7 million increase in selling, general and administrative expenses (“SG&A expenses”).

Revenues. Revenues for the three months ended September 30, 2014 increased by $7.9 million, or 13.4%, to $66.4 million from $58.5 million for the three months ended September 30, 2013, primarily attributable to an increase in storage service fee revenues of $8.4 million and an increase in throughput fee revenue of $0.1 million, partially offset by a decrease in ancillary services fee revenue of $0.7 million. Increased storage service fee revenues were attributable to additional revenues associated with the addition of approximately 4.8 million barrels of new storage capacity, a 24.3% increase, since September 30, 2013 and, to a lesser extent, due to an escalation in storage fees under our contracts. Increased throughput fee revenue was primarily attributable to higher fees related to pipeline throughput and in-terminal sales, partially offset by lower fees related to LPG exports at our Houston terminal primarily due to dock outages for construction activities.

Operating Expenses. Operating expenses for the three months ended September 30, 2014 increased by $4.6 million, or 40.4%, to $15.9 million from $11.3 million for the three months ended September 30, 2013. The increase in operating expenses was primarily due to an increase of $1.9 million in operations employee-related costs including benefit costs and operational labor costs, an increase of $0.8 million in rental expense due to new land leases, an increase of $0.7 million in property taxes resulting from an increased property base and increased property values, an increase of $0.7 million in repairs and maintenance costs, an increase of $0.3 million in power and fuel costs due to higher fuel usage and an increase of $0.1 million in insurance costs due to policy renewals with higher premiums.

Selling, General and Administrative Expenses. SG&A expenses for the three months ended September 30, 2014 increased by $0.7 million, or 10.5%, to $6.9 million from $6.2 million for the three months ended September 30, 2013. The increase in SG&A expenses was primarily due to the issuance of unit-based compensation in July 2014.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2014 increased by $0.7 million, or 12.5%, to $6.0 million from $5.3 million for the three months ended September 30, 2013, primarily due to assets placed in service in late 2013 and in 2014.

Interest Expense. Interest expense for the three months ended September 30, 2014 decreased by $1.7 million, or 67.9%, to $0.8 million from $2.5 million for the three months ended September 30, 2013, primarily due to an increase of $1.6 million in interest capitalized on construction projects.

Income Tax Expense. Income tax expense for the three months ended September 30, 2014 decreased by $0.1 million, or 10.8%, to $0.3 million from $0.4 million for the three months ended September 30, 2013, due to a decrease in accruals for Texas margin tax. Due to our status as a partnership, we and our subsidiaries are not subject to U.S. federal or state income taxes other than the Texas margin tax.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Adjusted EBITDA. Adjusted EBITDA for the nine months ended September 30, 2014 increased by $30.8 million, or 29.9%, to $133.8 million from $103.0 million for the nine months ended September 30, 2013. The increase in Adjusted EBITDA was primarily attributable to a $44.6 million increase in revenues, partially offset by a $11.9 million increase in operating expenses and a $3.0 million increase in SG&A expenses.

Revenues. Revenues for the nine months ended September 30, 2014 increased by $44.6 million, or 29.6%, to $195.4 million from $150.8 million for the nine months ended September 30, 2013, primarily attributable to an increase in storage service fee revenues of $21.3 million, an increase in throughput fee revenue of $21.8 million and an increase in ancillary services fee revenue of $1.6 million. Increased storage service fee revenues were attributable to additional revenues from the new storage capacity as discussed above, and, to a lesser extent, due to an escalation in storage fees under our contracts, partially offset by lost storage service fee revenues due to tanks temporarily taken out of service for inspections, repairs and maintenance. Increased throughput fee revenue was attributable to fees related to pipeline throughput and in-terminal sales, fees related to LPG exports at our Houston terminal and customer deficiency charges recognized in the second quarter of 2014.

Operating Expenses. Operating expenses for the nine months ended September 30, 2014 increased by $11.9 million, or 37.4%, to $43.7 million from $31.8 million for the nine months ended September 30, 2013. The increase in operating expenses was primarily due to an increase of $4.4 million in operations employee-related costs including benefit costs and operational labor costs, an increase of $2.3 million in repairs and maintenance costs, an increase of $1.5 million in property taxes resulting from an increased property base and increased property values, an increase of $1.4 million in rental expense due to new land leases, an increase of $1.0 million in power and fuel costs due to higher fuel usage, an increase of $0.9 million in legal, permitting and licensing fees and an increase of $0.6 million in insurance costs due to policy renewals with higher premiums.

Selling, General and Administrative Expenses. SG&A expenses for the nine months ended September 30, 2014 increased by $3.0 million, or 18.5%, to $18.9 million from $16.0 million for the nine months ended September 30, 2013. The increase in SG&A expenses was primarily due to the issuance of unit-based compensation in July 2014, and an increase of $0.9 million in the quarterly fixed fee under the Services Agreement, which was amended effective July 1, 2013. SG&A expenses also increased as a result of higher legal and professional fees in the 2014 period.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2014 increased by $2.2 million, or 14.7%, to $17.0 million from $14.8 million for the nine months ended September 30, 2013, primarily due to assets placed in service in late 2013 and in 2014.

Gain on Disposal of Fixed Assets. During the nine months ended September 30, 2014 and 2013, we recognized gains of $0.1 million and $0.2 million, respectively, on the dismantling and disposal of terminal assets, which were not part of our active storage capacity.

Interest Expense. Interest expense for the nine months ended September 30, 2014 decreased by $2.1 million, or 41.6%, to $3.0 million from $5.1 million for the nine months ended September 30, 2013, primarily due to an increase of $3.1 million in interest capitalized on construction projects, partially offset by interest incurred on higher outstanding borrowings in the 2014 period under our long-term debt agreements to fund increased construction activity.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2014 increased by $0.4 million, or 51.1%, to $1.1 million from $0.7 million for the nine months ended September 30, 2013, due to an increase in accruals for Texas margin tax.

Liquidity and Capital Resources
Liquidity
Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, service our debt and pay distributions to our partners. Historically, our sources of liquidity have included cash generated by our operations, loans from OT Finance, borrowings under our revolving line of credit agreement and issuances of equity securities. Subsequent to the Transaction, an affiliate of Enterprise became the lender under our debt agreements, and we no longer have any outstanding indebtedness with OT Finance as lender. Following the Transaction, we expect the affiliate of Enterprise may provide loans to us, similar to the loans OT Finance historically funded. We believe cash generated from these sources will be sufficient to meet our obligations as they come due for the foreseeable future.

During the nine months ended September 30, 2014, we paid cash distributions to unitholders totaling $66.8 million, or $0.7425 per unit, and corresponding distributions on our general partner’s interest and IDRs. On October 17, 2014, we announced that the board of directors of our general partner declared a cash distribution to our unitholders of $0.2725 per unit for the third quarter of 2014, and corresponding distributions on our general partner’s interest and IDRs. The third quarter 2014 cash distribution is expected to be paid on November 14, 2014 to unitholders of record at the close of business on November 3, 2014. The third quarter 2014 cash distribution represents a 4.8% increase over the second quarter 2014 cash distribution of $0.26 per unit and a 22.5% increase over the third quarter of 2013 cash distribution of $0.2225 per unit. We intend to continue to pay quarterly distributions on our outstanding partnership interests to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates.

In September 2012, we announced approval of our Appelt II expansion project, a $70.0 million project to construct approximately 3.3 million barrels of new crude oil storage capacity, adjacent to our ongoing Appelt I project. During the second quarter of 2014, we placed into service five new crude oil storage tanks with a total capacity of 1.7 million barrels as part of our Appelt II project. During the third quarter of 2014, we placed into service four additional new crude oil storage tanks with a total capacity of 1.1 million barrels as part of this project. The remaining storage capacity of approximately 400,000 barrels is expected to be placed into service during the fourth quarter of 2014.

In March 2013, we announced an expansion of our relationship with Enterprise and plans to increase our ability to import and export LPG at our terminal on the Houston Ship Channel. In connection with the agreement with Enterprise, we announced an expansion project to construct a new vessel dock and add infrastructure to existing docks, which we currently expect to cost approximately $67.0 million. The expansion project, which included modifications to one of our existing docks to enable it to serve larger vessels, required us to take this dock out of service for nearly two months, from mid-June to mid-August 2014. The modifications to this dock were completed during the third quarter of 2014, and construction of the new vessel dock is expected to be completed by the end of 2014.

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

In November 2013, we announced approval of an expansion project of approximately $101.0 million to construct approximately 3.5 million barrels of additional crude oil storage capacity near our Houston terminal at our Appelt property, which we refer to as our Appelt III expansion. This project included a new 390,000 barrel storage tank that was placed into service in October 2014. The remaining 3.1 million barrels are expected to be placed into service during the fourth quarter of 2015.

In November 2013, we announced approval of expansion projects of approximately $98.0 million to construct two new crude oil pipelines connecting our Houston facility with Crossroads Junction, which is the termination point of the Houston lateral of TransCanada Corporation’s Gulf Coast Pipeline from Cushing and the origination point of the HoHo Pipeline. We refer to this project as the Crossroads pipelines expansion project. The expansion projects include a new 24-inch pipeline that will give our terminal customers direct access to the origination point of the HoHo Pipeline, which is expected to transport crude oil from the Houston area eastbound to refining centers in Texas and Louisiana. During September 2014, we began making dedicated deliveries on the new 24-inch pipeline. There are additional elements of the system that are not yet in place, including new pumps and meters, however we expect that all planned components to this system will be in place by the end of the first quarter of 2015. The expansion projects also include a new 36-inch pipeline that will give our terminal customers access to the termination point of TransCanada Corporation’s Gulf Coast Pipeline, which is expected to connect to the Keystone XL pipeline if approved and constructed. The 36-inch pipeline is expected to be completed by the end of the first quarter of 2015.

In June 2014, we announced the approval of an expansion project to construct new crude storage, pipelines and dock infrastructure at our Beaumont terminal. The multi-phase crude expansion is expected to have a total capacity of up to 6.2 million barrels of storage at a total cost of approximately $340.0 million when all currently planned phases have been completed. The first phase includes pipeline connections and manifold infrastructure and the construction of a new finger pier with two new deep-water docks. The new docks will be configured to load and unload crude and feedstocks at high rates to accommodate both the announced crude expansions and other growth opportunities. The first tanks are expected to be placed into service by the third quarter of 2015.

Of the approximately $676.0 million of total expected capital spending for the projects discussed above, we have spent approximately $241.3 million through September 30, 2014. We anticipate funding the remainder of spending on these projects and other capital spending primarily with cash on hand, cash flows from operations, borrowings under our revolving line of credit agreement and other long-term borrowings from an affiliate of Enterprise.

OTH Loan Agreements

OTH has a ten-year, $125.0 million unsecured loan agreement, which is now with EPO, following the Transaction (the “$125.0 million Loan Agreement”) for the purpose of financing the purchase of property, plant and equipment, with a maturity date of December 15, 2022. At September 30, 2014, OTH had $125.0 million of outstanding borrowings under this loan agreement at a fixed interest rate of 4.55% per annum.

OTH has a ten-year, $50.0 million unsecured loan agreement, which is now with EPO, following the Transaction (the “$50.0 million Loan Agreement”) for the purpose of financing the purchase of property, plant and equipment, with a maturity date of June 30, 2023. At September 30, 2014, OTH had $50.0 million of outstanding borrowings under this loan agreement at a fixed interest rate of 5.435% per annum.

For additional information on these loan agreements, see Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements. Pursuant to the Waiver and Assignment Agreements, the loan agreements were assigned to an affiliate of Enterprise. See “Recent Developments.”

OILT Credit Agreement
Our credit agreement, which is now with EPO, following the Transaction is a $150.0 million credit agreement (“Credit Agreement”), with a maturity date of November 30, 2017. From time to time upon our written request and in the sole determination of EPO, the revolving credit commitment can be increased up to an additional $75.0 million, for a maximum revolving credit commitment of $225.0 million. Borrowings bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.65% to 2.50% depending upon a leverage-based grid. Any unused portion of the revolving line of credit is subject to a commitment fee of 0.35% per annum. As of September 30, 2014, OILT had $37.0 million of outstanding borrowings under the Credit Agreement at a weighted average interest rate of 1.83% per annum.

For additional information on the Credit Agreement, see Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements. Pursuant to the Waiver and Assignment Agreements, the Credit Agreement was assigned to EPO. See “Recent Developments.”

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Cash provided by (used in):
Operating activities	$136,325	$87,845
Investing activities	(100,371)	(113,329)
Financing activities	(31,728)	34,943

Operating Activities

Net cash flows provided by operating activities for the nine months ended September 30, 2014 increased by $48.5 million, or 55.2%, to $136.3 million from $87.8 million for the nine months ended September 30, 2013. The increase was primarily attributable to an increase in revenues, partially offset by increased operating and SG&A expenses.

Investing Activities

Net cash flows used in investing activities for the nine months ended September 30, 2014 decreased by $13.0 million, or 11.4%, to $100.4 million from $113.3 million for the nine months ended September 30, 2013. The decrease is primarily attributable to a net increase of $74.0 million in the collections of notes receivable from OT Finance and the purchase of intangible assets of $3.7 million in the 2013 period, partially offset by an increase in fixed asset purchases of $64.9 million relating to the timing of construction activities of our various expansion projects.

Cash amounts paid for capital expenditures were as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2014	2013

Maintenance capital expenditures	$7,651	$1,895
Expansion capital expenditures	193,118	133,959
Total capital expenditures	$200,769	$135,854

Maintenance capital expenditures are those capital expenditures required to maintain our long-term operating capacity. Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity over the long-term. During the nine months ended September 30, 2014 and 2013, we spent $193.1 million and $134.0 million, respectively, of expansion capital primarily for the continuing construction of the new storage capacity at our Houston area terminals and associated crude oil pipeline infrastructure investments, including the Beaumont expansion project, which began construction in 2014.

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

We anticipate the above mentioned capital expenditures will be funded primarily with cash on hand, cash flow from operations, borrowings under our Credit Agreement and other long-term borrowings from an affiliate of Enterprise.

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

Financing Activities
Net cash flows from financing activities for the nine months ended September 30, 2014 decreased by $66.7 million to $31.7 million of net cash used in financing activities as compared to $34.9 million of net cash provided by financing activities for the nine months ended September 30, 2013. The following were the principal factors affecting net cash flows from financing activities during the nine months ended September 30, 2014 and 2013:

•
During the nine months ended September 30, 2014 and 2013, we paid $66.8 million ($0.7425 per unit) and $48.8 million ($0.61 per unit), respectively, of cash distributions to our limited partners and general partner.

•	During the nine months ended September 30, 2014, our general partner contributed $0.1 million to us to maintain its 2.0% general partner interest in us.

•
During the nine months ended September 30, 2014 and 2013, we borrowed $37.0 million and $86.0 million, respectively, under the Credit Agreement to finance expansion projects. During the nine months ended September 30, 2013, we repaid $50.0 million of outstanding borrowings under the Credit Agreement with proceeds from our $50.0 million Loan Agreement.

•
During the nine months ended September 30, 2013, we borrowed $50.0 million under our $50.0 million Loan Agreement, and the proceeds were used to repay outstanding balances under our Credit Agreement. In connection with our borrowings under the $50.0 million Loan Agreement in July 2013, we paid an arrangement fee of $0.2 million to OT Finance.

•	During each of the nine months ended September 30, 2014 and 2013, we repaid $2.1 million of notes payable to an affiliate.

Other Considerations

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2014 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$225,750	$2,500	$5,000	$42,000	$176,250
Interest payments (1)	76,827	10,420	20,304	17,613	28,490
Operating lease obligations (2)	54,465	2,248	4,372	3,369	44,476
Purchase commitments (3) (5)	24,967	24,967	—	—	—
Capital expenditure obligations (4) (5)	38,085	38,085	—	—	—
Total contractual cash obligations	$420,094	$78,220	$29,676	$62,982	$249,216
___________

(1)
Interest payments include amounts due on our currently outstanding notes payable to an affiliate, $125.0 million Loan Agreement, $50.0 million Loan Agreement and the Credit Agreement, and commitment fees due on our Credit Agreement. The interest amount calculated on the Credit Agreement is based on the assumption the amount outstanding and the interest rate charged both remain at their current levels.

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

(3)
We have short-term purchase obligations for products and services with third-party suppliers primarily related to construction on our expansion projects. Our estimated future payment obligations are based on the contractual price under each contract for products and services as of September 30, 2014.

(4)
We have short-term payment obligations relating to capital projects we have initiated. These obligations represent unconditional payment obligations we have agreed to pay vendors for services rendered or products purchased and are included in accounts payable and accrued liabilities on our condensed consolidated balance sheet as of September 30, 2014.

(5)	Although we are not contractually committed, we have announced approximately $676.0 million of approved expansion projects, of which approximately $434.7 million has not yet been paid.

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

Overview of Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in our Annual Report. Certain of these accounting policies require the use of estimates. As more fully described therein, we consider the evaluation of long-

lived assets for impairment and accruals for contingencies to be critical accounting policies and estimates. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial position, results of operations and cash flows. There have been no changes in our accounting policies during the third quarter of 2014.

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

At September 30, 2014, we had $37.0 million of outstanding borrowings under the Credit Agreement, bearing interest at variable rates. The weighted average interest rate incurred on the indebtedness as of September 30, 2014 was 1.83% per annum. A hypothetical 1% increase in the interest rate charged by OT Finance would have resulted in an estimated $0.1 million increase and a $0.3 million increase in interest expense for the three and nine months ended September 30, 2014, respectively. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any risk management contracts.

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

The Proposed Merger may not be approved by the Conflicts Committee or board of directors of our general partner, the Enterprise board and the OILT unitholders, or the terms on which such approval might be granted may differ from the initially proposed terms.

In connection with the announcement of the acquisition by Enterprise of our general partner and limited partner interests, Enterprise proposed a merger of a wholly owned subsidiary of Enterprise with OILT pursuant to the terms of the Proposed Merger. Prior to entering into a definitive agreement with respect to the Proposed Merger, each of the board of directors of Enterprise’s general partner, the Conflicts Committee and board of directors of our general partner, and our unitholders in accordance with our partnership agreement will be required to approve the Proposed Merger. In connection with obtaining such approval, the terms of the Proposed Merger, including the exchange ratio by which OILT common units would be converted into Enterprise common units, will be subject to negotiation with each of the board of directors of Enterprise’s general partner and the Conflicts Committee and board of directors of our general partner, and, if submitted for approval, subject to approval by our unitholders. The board of directors of Enterprise’s general partner, the Conflicts Committee and board of directors of our general partner, and our unitholders may not approve the Proposed Merger, or if such approval is granted, the terms on which the Proposed Merger is approved may be significantly different than the proposed terms. Further, the market prices of Enterprise’s and our common units could fluctuate significantly prior to the consummation of the Proposed Merger. Any potential changes in the market prices of Enterprise’s or our common units could affect whether the board of directors of Enterprise’s general partner, the Conflicts Committee and board of directors of our general partner, and our unitholders approve the Proposed Merger, or if such approval is granted, the terms on which the Proposed Merger is approved.

The integration strategy following any consummation of the Proposed Merger will involve material risks and may not be successful.

If the Proposed Merger is consummated, the success of the transaction will depend, in part, on Enterprise’s ability to realize any anticipated benefits from combining the businesses of Enterprise and us. To realize potential anticipated benefits, including cost savings, enhanced liquidity or operational efficiencies or other synergies, Enterprise’s and our businesses must be successfully combined, and further transactions must be successfully negotiated, approved and implemented. If the combined company is not able to achieve these objectives, any anticipated benefits of the Proposed Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the Proposed Merger.

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

Oiltanking GmbH, the former ultimate parent company of our general partner, maintains a joint venture interest in Oiltanking Odfjell GmbH, which in turn owns a joint venture interest in the Exir Chemical Terminal (“ECT”) in Iran. This interest results from an investment dating back to 2002. Oiltanking GmbH currently has the contractual right to vote for the appointment of one member of ECT’s three-member board. Oiltanking GmbH provides no goods, services, technology, information or support to ECT and plays no role in the management or day-to-day operations of ECT.

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
Following the Transaction, we are no longer affiliated with Oiltanking GmbH.

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

3.4
Second Amended and Restated Limited Liability Company of OTLP GP, LLC, dated as of October 1, 2014 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35230) filed on October 1, 2014.

3.5	Certificate of Formation of OTLP GP, LLC (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-173199) filed on March 31, 2011).
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
10.3
Waiver and Assignment Agreement by and among Enterprise Products Operating LLC, Oiltanking Finance B.V. and Oiltanking Partners, L.P., dated as of October 1, 2014 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8.K (File No. 001-35230) filed on October 1, 2014.

10.4
Waiver and Assignment Agreement by and among Enterprise Products Operating LLC, Oiltanking Finance B.V. and Oiltanking Houston, L.P., dated as of October 1, 2014 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8.K (File No. 001-35230) filed on October 1, 2014.

10.5
Waiver and Assignment Agreement by and among Enterprise Products Operating LLC, Oiltanking Finance B.V. and Oiltanking Beaumont Partners, L.P., dated as of October 1, 2014 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8.K (File No. 001-35230) filed on October 1, 2014.

10.6
Seventh Amended and Restated Administrative Services Agreement by and among Enterprise Products Company, EPCO Holdings, Inc., Enterprise Products Holdings LLC, Enterprise Products Partners L.P., Enterprise Products Operating LLC, Enterprise Products OLPGP, Inc., OTLP GP, LLC and Oiltanking Partners, L.P. dated as of October 17, 2014, but effective as of October 1, 2014 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35230) filed on October 22, 2014.

10.7
Tax Sharing Agreement by and among Enterprise Products Partners L.P. and Oiltanking Partners, L.P. dated as of October 17, 2014, but effective as of October 1, 2014 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35230) filed on October 22, 2014.

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

		By:	OILTANKING PARTNERS, L.P. (Registrant)

		By:	OTLP GP, LLC, as General Partner

Date:	November 5, 2014	By:	/s/ Laurie H. Argo
Laurie H. Argo President and Chief Executive Officer (Principal Executive Officer)

Date:	November 5, 2014	By:	/s/ Donna Y. Hymel
Donna Y. Hymel Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Oiltanking Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-173199) filed on March 31, 2011).
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

3.4
Second Amended and Restated Limited Liability Company of OTLP GP, LLC, dated as of October 1, 2014 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35230) filed on October 1, 2014.

3.5	Certificate of Formation of OTLP GP, LLC (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-173199) filed on March 31, 2011).
3.6
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
10.3
Waiver and Assignment Agreement by and among Enterprise Products Operating LLC, Oiltanking Finance B.V. and Oiltanking Partners, L.P., dated as of October 1, 2014 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35230) filed on October 1, 2014.

10.4
Waiver and Assignment Agreement by and among Enterprise Products Operating LLC, Oiltanking Finance B.V. and Oiltanking Houston, L.P., dated as of October 1, 2014 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35230) filed on October 1, 2014.

10.5
Waiver and Assignment Agreement by and among Enterprise Products Operating LLC, Oiltanking Finance B.V. and Oiltanking Beaumont Partners, L.P., dated as of October 1, 2014 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35230) filed on October 1, 2014.

10.6
Seventh Amended and Restated Administrative Services Agreement by and among Enterprise Products Company, EPCO Holdings, Inc., Enterprise Products Holdings LLC, Enterprise Products Partners L.P., Enterprise Products Operating LLC, Enterprise Products OLPGP, Inc., OTLP GP, LLC and Oiltanking Partners, L.P. dated as of October 17, 2014, but effective as of October 1, 2014 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35230) filed on October 22, 2014.

10.7
Tax Sharing Agreement by and among Enterprise Products Partners L.P. and Oiltanking Partners, L.P. dated as of October 17, 2014, but effective as of October 1, 2014 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35230) filed on October 22, 2014.

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